Form 10-Q
period 1995-03-31
DBA SYSTEMS INC
filed 1995-05-15
CIK 27442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995
                    OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to  ___________


Commission file number  0-4633


DBA SYSTEMS, INC.
(Exact name of registrant as specified in its charter)


	Florida									    59-0996417
(State or other jurisdiction of							(I.R.S. Employer )
incorporation or organization)							Identification No.)


1200 South Woody Burke Road, Melbourne, Florida  32901
(Address of principal executive offices)  (Zip Code)

(407) 727-0660
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes__X___     No _____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

DBA Systems, Inc. Common Stock, $.10 par value, 4,413,860 shares outstanding as of March 31, 1995.

Total number of sequentially numbered pages:  10
The Exhibit index appears on sequential page 9

PART I -- FINANCIAL INFORMATION
ITEM 1 -- FINANCIAL STATEMENTS

DBA SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share information)
(Unaudited)

                                        	Three Months Ended  	Nine Months Ended
 	                                             March 31  		        March 3
                                             1995	    1994     	1995    	1994
Revenues	                                	$10,585  	$5,249   $23,819 	$18,587
Costs and expenses		                       10,014   	5,102   	22,433  	17,809
Operating income	                            	571     	147    	1,386     	778

Other income (expense):
	Interest income                             		74      	13      	190      	60
	Interest expense	                           	(48)    	(57)    	(158)   	(297)
	Other expense - net		                        (47)	    (37)	    (184)	    (88)
		Total other expense - net 		                (21)    	(81)    	(152)   	(325)

Income before taxes                         		550      	66    	1,234     	453
Less provision for income taxes		              20	      	1	       42	       9
NET INCOME                             	  	$  530   	$  65   	$1,192   	$ 444

Earnings per common
	and common equivalent share            	 	$  .12   	$ .01   	$  .27   	$ .11

Earnings per common
	share assuming full dilution            		$  .12   	$ .01 	  $  .27   	$ .11

Primary weighted shares outstanding		       4,524   	4,444	    4,446 	  4,152

Fully diluted shares outstanding		          4,524   	4,543	    4,450	   4,365

See accompanying notes.

DBA SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                 	March 31, 1995	  June 30, 1994
                                                    (Unaudited)	     (Audited)
ASSETS
Current Assets:
	Cash and cash equivalents 	                        	$  4,094      	$  3,651
	Accounts receivable - net                            		5,941         	3,486
	Costs and estimated earnings in excess of billings on
	uncompleted contracts	                                	6,724         	5,399
	Inventory	                                            	2,537         	2,525
	Other current assets		                                   371        		1,027
	Total Current Assets		                                19,667        	16,088

Property:
	Cost                                                		21,622        	21,738
	Less accumulated depreciation
	and amortization		                                     9,922        		9,648
	Property - net	                                      	11,700        	12,090

Other Assets:
	Cost in excess of value of net assets of
	businesses acquired                                    		242           	252
	Other assets		                                           692	       	   631
	Total Other Assets 		                                    934		          883

Total Assets                                        		$32,301       	$29,061

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
	Current portion of long-term debt	                             		  	$   191
	Accounts payable	                                   	$	2,054           	183
	Accrued expenses	                                     	1,478         	1,266
	Billings in excess of costs and estimated earnings on
	uncompleted contracts	                                  	362           	123
	Estimated losses on uncompleted contracts	              	393            	45
	Other current liabilities		                              103	         	  81
	Total Current Liabilities		                            4,390         	1,889

Long-term Debt  	                                     	 1,926        	 2,540

Stockholders' Equity:
	Common stock                                           		551           	545
	Paid-in capital	                                     	24,300        	24,129
	Retained earnings 	                                  	20,458        	19,267
	Total		                                               45,309        	43,941
	Treasury stock 	                                    	(19,324)      	(19,309)
	Stockholders' Equity - Net 		                         25,985        	24,632

Total Liabilities and Stockholders' Equity          		$32,301       	$29,061

See accompanying notes.

DBA SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

                                                        	Nine Months Ended
	                                                             March 31,
                                                           	1995    	1994
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                              		$1,192   	$	444
Adjustments to reconcile net income to net cash provided
	by (used in) operating activities:
	Depreciation and amortization	                             	868     	943
	Gain on sale of assets                                      		2      	11
	Decrease (increase) in current assets:
 	Accounts receivable	                                   	(2,455)    	529
	 Costs and estimated earnings in excess of billings on
   uncompleted contracts	                                	(1,325)  	3,066
  Inventory                                         	       	(12)   	(924)
	   Other current assets	                                   	656    	(471)

	Increase (decrease) in current liabilities:
		Accounts payable                                       		1,871    	(817)
		Accrued expenses                                         		211     	150
	 Billings in excess of costs and estimated earnings on
			uncompleted contracts	                                   	239     	103
  Estimated losses on uncompleted contracts	                	349    	(285)
	 Other current liabilities 	                                	21     	(36)
 Other - net 		                                              	16	     181
Net cash provided by operating activities                		1,633   	2,894

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                    	  	(386)  (1,451)
Proceeds from sale of property		                              	1	      	6
Net cash used in investing activities	                    		(385)	 (1,445)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt                           	   	(805)  (1,132)
Net cash used in financing activities                     		(805)  (1,132)

Net increase in cash during the period                     		443     	317
Cash and cash equivalents at beginning of period	         	3,651	    4,091
Cash and cash equivalents at end of period	              	$4,094	   $4,408

See accompanying notes.

DBA SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED
INTERIM FINANCIAL STATEMENTS

(1)	The Condensed Consolidated Interim Financial Statements contained herein reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The results of operations for the interim periods contained herein are not necessarily indicative of the results to be expected for the fiscal year.

(2)	Refer to the Company's Annual Consolidated Financial Statements for the
 Year Ended June 30, 1994, for a description of accounting policies, which have been continued without change. Also, refer to the Notes included in those Consolidated Financial Statements for additional details of the Company's financial condition, results of operations and changes in financial position.

(3)	Inventories consist of the following (in thousands):

		                                         March 31, 1995     	June 30, 1994
		                                           (Unaudited)          (Audited)
		Finished goods                              		$1,551             	$1,504
		Work in progress	                              	 901                	848
		Raw material		                                    85	                173
		  Inventory	                                 	$2,537             	$2,525

(4)	Net earnings per common and common equivalent share are computed by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares consist of common stock, which may be issued upon exercise of outstanding stock options. For the nine-month periods ending March 31, 1995 and 1994, weighted average shares were 4,446,000 and 4,152,000, respectively. Weighted average shares for the three-month periods ending March 31, 1995 and 1994 were 4,524,000 and 4,444,000, respectively.

	Net earnings per share, assuming full dilution, are computed based on the assumption that issuable shares under the Company's 8 1/4% Convertible Debentures were converted at the beginning of the period. Net earnings are adjusted for the recorded interest expense and amortization of debt issue costs, net of the corresponding tax effect. For the nine-month periods ending March 31, 1995 and 1994, weighted average shares were 4,450,000 and 4,365,000, respectively. Weighted average shares for the three-month periods ending March 31, 1995 and 1994 were 4,524,000 and
4,543,000, respectively.

ITEM 2 --	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

BUSINESS ENVIRONMENT

The defense industry continues to experience numerous mergers and consolidations of companies doing business with the Government, and this trend is expected to continue for the immediate future. As a result, competition for available contracts is increasing. The Company must, therefore, keep abreast of industry changes and selectively target opportunities where the probabilities of success are the greatest.

Reduction in the Department of Defense budget, continued Congressional and regulatory oversight of the Government procurement process, increased competition within the Company's traditional market niches, and the current Government procurement policy to award contracts based primarily on price and not exclusively on technical capabilities are all factors which may have a material effect on the Company's future operating revenues and profit margins. The Government's decisions of whether to exercise options presently held by the Company under existing contracts may also have an impact on the Company. These trends may result in delays in previously anticipated contracts or the loss of anticipated business to competitors. As a result, the reported financial information may not necessarily be indicative of the Company's future operating results or financial condition.

The Company has embarked on a business strategy to aggressively control costs, effectively manage its programs and prudently marshal resources while identifying and pursuing those business opportunities which were compatible with its technological, financial and personnel resources. As a result of this program, the Company has significantly reduced its current and long-term liabilities, reduced its indirect costs and focused its primary marketing efforts in areas where it has been the most successful. The Company will continue to pursue this strategy during fiscal year 1995 with increased competitiveness as its primary goal.

RESULTS OF OPERATIONS

During the three-month period ending March 31, 1995, DBA recorded revenues of
$10,585,000, up $5,336,000 from the $5,249,000 recorded in the comparable three-month period in the prior fiscal year.  The increase in revenues was primarily attributable to schedule acceleration and increased contract values on certain government contracts.  Operating income of $571,000 or a margin of 5.4% was recorded during the three-month period ending March 31,
1995 as compared to $147,000 or a margin of 2.8% recorded in the
- - - - - - -month period as compared to $81,000 in the prior year's comparable quarter.
The reduction was attributable to a decrease in expenses as a result of the
Company reducing its debt position and favorable returns on invested funds.
The reduction in the Company's total debt from approximately $2,786,000 at
March 31, 1994 to approximately $1,926,000 at March 31, 1995 is attributed to redemption of the Company's Industrial Development Revenue Bonds on
February 10, 1995 for $707,243.

The Company currently has a net operating loss carryforward available. The benefit of the tax loss carryforward is recorded as realized.

As a result of the above factors, net income was $530,000 in the current quarter ended March 31, 1995, up $465,000 as compared to $65,000 in the same period of the prior fiscal year. Fully diluted earnings per share were $.12 for the three months ended March 31, 1995 as compared to $.01 for the three months ended March 31, 1994.

Revenues for the nine-month period ended March 31, 1995 were $23,819,000, up $5,232,000 or 28.1%, from $18,587,000 reported in the comparable period in the prior fiscal year. The increase in revenues was attributable to schedule acceleration and increased contract values on certain government contracts. Operating income for the nine-month period ended March 31, 1995, was $1,386,000 up $608,000 or 78.1% as compared to $778,000 reported in the prior year's nine-month period as a result of the Company's successful indirect cost control efforts.

During the nine-month period ended March 31, 1995 the Company recorded approximately $20,800,000 in new business bookings as compared to $26,700,000 during the nine-month period ending March 31, 1994. As a result, the backlog at March 31, 1995 was approximately $20,500,000 when compared to the June 30,1994 balance of approximately $22,700,000. An order is entered into backlog only when the Company receives a definite commitment from a customer.

Total other expenses were $152,000 during the current nine-month period as compared to $325,000 in the prior year's comparable period. The reduction was attributable to a decrease in expenses as a result of the Company reducing its debt position and favorable returns on invested funds.

In March, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company owns assets subject to the provisions of the statement which had combined net book value $11,700,000 as of March 31, 1995. Statement of Financial
Accounting Standards No. 121 is effective for years beginning after December 15, 1995; and accordingly, the Company intends to adopt the provisions of the Statement no later than the fiscal year ending June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1995, the Company had working capital of approximately $15,277,000, up $1,078,000 or 7.6% when compared to the $14,199,000 as of
June 30, 1994.  Long term debt was $1,926,000 at March 31, 1995, down 24.2%
as compared to $2,540,000 at June 30, 1994. Accounts receivable-net increased $2,455,000 from $3,486,000 at June 30, 1994 to $5,941,000 at
March 31, 1995. Costs and estimated earnings in excess of billings on uncompleted contracts increased from $5,399,000 at June 30, 1994 to $6,724,000 at March 31, 1995 due to work in process on commercial contracts.

The reduction in the Company's total debt from approximately $2,786,000 at March 31, 1994 to approximately $1,926,000 at March 31, 1995, was attributed to redemption of the Industrial Development Revenue Bonds and principal payments on other notes payable.

The Company has a $4,000,000 unsecured line of credit with a bank which expires January 31, 1996. Amounts drawn on this line of credit accrue interest at either the bank's prime rate or the bank's LIBOR plus 2.5% as selected by the Company upon the utilization of any portion of the line of credit. The Company had no borrowings against the line of credit at March 31, 1995.

In connection with the sale of the Company's commercial operations to an unrelated entity in a prior year, (the Buyer), the Company was named as a guarantor of a mortgage assumed by the Buyer. The mortgage was collateralized by a building which the Buyer sold for less than the mortgage value during October 1994. In exchange for settlement of the mortgage, the Company received a promissory note from the Buyer in the amount of $250,000, plus interest at the prime lending rate plus 1.5%. The note is payable inning on March 31, 1995, and concluding on December 31, 1997.

During the nine-month period ending March 31, 1995, the Company incurred capital equipment additions of approximately $371,000. The Company believes any further capital requirements for fiscal 1995 can be internally generated or financed through lease arrangements.



PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

From time to time as is normal with respect to the nature and kind of business in which DBA is engaged, various claims, charges and litigation are asserted or commenced against DBA arising from or related to product liability, patent breach or warranty, contractual relations or employee relations.
The amounts claimed in such litigation may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court awards. In the opinion of management, final judgments, if any, which might be rendered against DBA in potential or pending litigation, would not have a material adverse effect on its assets or business.


ITEM 6.	REPORTS ON FORM-8K

		(a)	The exhibit index filed with this report is on page 10.

		(b)	Reports on Form 8-K - none.


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DBA SYSTEMS, INC.
(Registrant)

                                  John L. Slack
Date: May 15, 1995           By:  (signature)
                      						     	John L. Slack
						                           	Chairman of the Board, President
					                      	     	Treasurer, Acting
						                           	and Chief Executive Officer



                                 Timothy L. Stull
Date: May 8, 1995            By: (signature)
                     						     	Timothy L. Stull
						                          	Controller