Form 10-Q/A
period 1995-03-31
DBA SYSTEMS INC
filed 1995-07-07
CIK 27442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Total number of sequentially numbered pages:  11
The Exhibit index appears on sequential page 9

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

RESULTS OF OPERATIONS

During the three-month period ending March 31, 1995, DBA recorded revenues of $10,585,000, up $5,336,000 from the $5,249,000 recorded in the comparable three-month period in the prior fiscal year. The increase in revenues was primarily attributable to schedule acceleration and increased contract values on certain government contracts. Operating income of $571,000 or a margin of 5.4% was recorded during the three-month period ending March 31, 1995 as compared to $147,000 or a margin of 2.8% recorded in the
- -month period as compared to $81,000 in the prior year's comparable quarter. The reduction was attributable to a decrease in expenses as a result of the Company reducing its debt position and favorable returns on invested funds. The reduction in the Company's total debt from approximately $2,786,000 at March 31, 1994 to approximately $1,926,000 at March 31, 1995 is attributed to redemption of the Company's Industrial Development Revenue Bonds on February 10, 1995 for $707,243.

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