Form 10-K
period 1995-06-30
DBA SYSTEMS INC
filed 1995-09-22
CIK 27442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
(Mark One)
  X		ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934[FEE REQUIRED]

			  For the fiscal year ended June 30, 1995
               						OR
---- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
			  For the transition period from ____________ to  ___________

Commission file number 2-30257

DBA SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Florida
(State or other jurisdiction of incorporation or organization)

59-0996417(I.R.S. Employer	Identification No.)

1200 South Woody Burke Road, Melbourne, Florida  32901
(Address of principal executive offices)       (Zip Code)

(407) 727-0660
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) or the Act:

Title of each class	DBA Systems, Inc., Common Stock, $.10 par value

Name of each exchange on which registered  NASDAQ

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes X   No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of the Form 10-K or any amendment to this Form 10-K [  ]

As of September 1, 1995, 4,434,475 shares of the Registrant's Common Stock, excluding stock held in Treasury, were issued and outstanding, and the aggregate market value of such shares held by nonaffiliates of the Registrant on such date was approximately $24,760,000 (based on the last price on that date of $5.75 per share).

DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: Proxy Statement, filed within 120 days - Part III, Form S-2 Registration Statement, filed September 25, 1985 (including Amendment Nos. 1 and 2).

Total number of sequentially numbered pages:  39
The Exhibit index appears on sequential page 37

PART 1

ITEM 1

General Description of Business

The Company was founded in 1963 to provide near earth tracking analysis of spacecraft for NASA. Over the ensuing years, DBA has been predominantly involved in providing hardware and software systems for applications in the military defense industry. In April 1984, the Company temporarily broadened its base of business into the commercial graphic arts, remote sensing and medical imaging markets. With the sale of these commercial businesses during fiscal year 1988, DBA re-focused on its traditional capabilities and markets. DBA is now principally engaged in the defense mapping, charting & geodesy and electronics business and has re-entered the medical imaging and commercial imaging markets. DBA provides specialized products and services in two major areas of concentration: Imaging Systems and Electro-Optical Systems.

Imaging Systems' scope of activity includes the acquisition of image data, the processing, manipulation and exploitation of that data, its dissemination in either electronic or hard copy form, and the development of derivative products from imagery. Applications of DBA's imaging technologies include development and support of precise mapping and targeting systems, development and support of imagery intelligence systems, development of geographic information systems and their data bases, and development of products to convert images from the hard copy to digital form and output digital images in hard copy form.

Electro-Optical Systems encompasses DBA's design, development and manufacture of electronic products and systems. This equipment is primarily used in the test and evaluation of weapons systems and are employed in both test and training environments. Specific products include automatic video trackers for use in precision test range applications and tactical fire control systems and infrared sources used in the calibration of infrared images and heat sinking missiles. Systems include range systems for crew and system training against high fidelity replications of air defense threats in simulations as well as test range command and control systems for evaluation of crew and system effectiveness.

Products designed and developed for production are manufactured at the Melbourne manufacturing facility and include video trackers, IR test sets, high resolution image scanners, telemetry systems and missile simulators.

The following table reflects the revenues recorded by the above areas of concentration during the prior three fiscal years:

	PERCENT OF TOTAL REVENUES
	                                            Fiscal Year Ended June 30,
                                            	1995	      1994	      1993
                                             ----       ----       ----
Imaging Systems	                              68%	       55%	       52%
Electro-Optical Systems	                      32%     	  45%     	  48%
                                             ----       ----       ----
     Total	                                  100% 	     100%      	100%
                                             ====       ====       ====

Imaging Systems

The Company continues to face the challenge of increased competition for declining defense dollars in its traditional business areas. Consequently, we remain vigilant for opportunities to expand our product and service lines and markets. Our continuing goal of participating in larger programs has caused us to intensify our efforts to develop strategic alliances with major firms that can utilize DBA's leading-edge imaging technology to complement their resources and strengthen their overall competitive position. Additionally, the Company has continued its research and development efforts directed toward new digital-imaging technologies, including the development of low-cost, high resolution digitizers; data compression techniques, and other technologies targeted to government and commercial markets.

Product Enhancements

During fiscal year 1995, the Company's continuing research and development activities enabled us to effect enhancements in our medical scanning product line These enhancements accrued benefits to our customers in terms of resolution, greyscale discrimination and processing speeds. We continue to work very closely with medical universities and research laboratories in order to continue to gain operational experience thereby enabling us to better understand and respond to our customers needs. DBA received authorization to begin marketing our medical scanners within the United States and has met the electromagnetic interference (EMI) standards of the Federal Communications Commission. In addition, DBA has achieved those manufacturing standards necessary to meet the requirements of the FDA Good Manufacturing Practices (GMP) program. Moreover, we were pleased to receive a favorable evaluation of our medical scanner by the UK Department of Health Facility for the Assessment of X-ray Imaging at Leeds University.

The merging of certain inventory items purchased from DuPont NDT Systems, Inc. with DBA's proprietary imaging technology, coupled with research and development activities, enabled us to produce and effect the installation of two very successful nondestructive testing systems during the year. Our customers' enthusiastic acceptance of these systems has resulted in the identification of prospects for additional installations in the next fiscal year.

Proprietary Imaging

This business area originated in the late 1960's and early 1970's from research and development efforts of the Company which were associated with the exploitation of large area photographic imagery. These activities led to several multimillion dollar contract awards. DBA's expertise resides in the development of the mathematical techniques, systems design and software used to analyze imagery in support of creating large area, geometrically-precise data bases. These programs typically involve one-of-a-kind systems comprised of DBA-developed scientific applications software and mainframe or super-mini computer hardware configurations. Development extends over several years with DBA proceeding through various formal customer design reviews and factory and final acceptance reviews. Subsequent to delivery, DBA often provides operations and maintenance support throughout the system life cycle.

Tactical Imagery Exploitation

During fiscal year 1995, the Company continued work on a $27.2 million contract to produce three mobile, Modernized Imagery Exploitation Systems (MIES) for the U.S. Army. These systems are enhanced versions of a DBA-developed tactical Imagery Exploitation System. All three of the MIES were produced and delivered by the end of the fiscal year. All were enthusiastically received by our customer. DBA is also integrating a state-of-the-art Redundant Array of Inexpensive Disks (RAID) system into each MIES which allows direct and, therefore, quicker access to stored images. This system upgrade may also provide a future capability to add workstations to the MIES.
In addition, DBA produced and delivered a unique Power Control and Distribution Facility (PCDF) and commenced production of a second unit. The PCDF is a ruggedized, transportable and completely self-contained power conditioning system which converts and conditions electrical power from the widest possible variations in power sources. This facility is uniquely valuable in providing power to the MIES and an accompanying complex of other mobile vans at worldwide crisis locations. Under a separate $5.4 million contract, DBA provides operations and maintenance support to all three MIES sites.

System Engineering and Development

System Engineering and Development (SED) Division has a thirty year record of technological leadership in the development of electro-optical systems designed to provide real-time tracking and evaluation of complex military systems. The business area has evolved and expanded to encompass advanced test, threat simulation and training instrumentation for air, space, naval and ground test range environments. These systems provide evaluation of both crew and weapons systems effectiveness.

The Company's threat simulation activities focus on the development of replicas of foreign weapon systems that threaten all branches of the U.S. military forces. DBA's air defense weapon simulators give U.S. pilots the opportunity to engage realistic threats during training and operational exercises. This type of training results in increased survivability and fewer casualties.

SED Division continues to perform very successfully, both as the prime contractor and as a subcontractor, in the provision of Infrared Target Simulators (IRTS) to both the U.S. Air Force and U.S. Navy.
The IRTS provides simulated infrared targets for operational testing of the Maverick, GBU-15 and AGM-130 missiles. In addition DBA technology from the IRTS program has been used in support of the SLAM and Harpoon programs and to develop TV, laser and other simulators for other U.S. and foreign consumers. The progression of target simulators and missiles over the past 15 years has resulted in contracts with value in excess of $21 million to customers world wide. Moreover, current prospects for sales in the coming fiscal year are encouraging.

DBA's international business in the SED area has partially offset the impact of the continuing decline in U.S. defense spending.
Anticipating this change of market emphasis over two years ago, the Company has placed increased focus on the development of export business opportunities and the creation of products for the commercial market in the SED area.

Electro-Optical Tracking Systems

System Engineering and Development produces Electro-Optical
Tracking Systems for use by U.S. and foreign test ranges. These systems are mobile, turn-key range units designed to support both developmental and operational weapon system testing requirements.
Capable of infrared and visual tracking, annotation and recording, these Electro-Optical Tracking systems provide manual and automatic tracking of selected targets, including aircraft, rockets, missiles, and land vehicles. Test data is recorded locally at the system control console and also transmitted in real-time to remote test control facilities for display and recording.

DBA continues to deliver to the Kollmorgen Corporation automatic video trackers for the U.S. Navy's Optical Director Program. These sophisticated autotracker systems, which employ state-of-the-art correlation and target tracking algorithms, are being installed on guided missile destroyers. They provide passive target positioning to fire control computers to allow precision pointing of the ship's guns systems without alerting the enemy.

Aircraft Gyroscopes

The System Engineering and Development Division develops and produces gyroscopes used to instrument and stabilize a variety of U.S. manufactured aircraft. Currently in production is a vertical displacement gyroscope for U.S. Army Black Hawk helicopters. More than 2,000 of these gyroscopes have been produced and delivered to date. DBA gyroscopes are used on aircraft manufactured by Bell (Iroquois), McDonnell Douglas (Apache) and Sikorsky (Black Hawk,
Sea Hawk).

Air Defense Autotrackers

System Engineering and Development Division has enjoyed enviable success in developing and producing the Automatic Video Tracker to Boeing for the U.S. Army's Pedestal Mounted Stinger Air Defense System, also known as the Avenger program. SED efforts on this program caused DBA to be nominated for and selected to receive the prestigious award as the Small Business Administration Subcontractor of the Year Award for Region IV.

The Boeing built Avenger is the U.S. Army's line-of-sight rear area defense system. It carries eight Stinger missiles ready for rapid firing from a gyroscope stabilized turret. The Army's "HUMMER" is the primary Avenger Platform; however, it is also designed to operate in a stand-alone configuration. The Avenger was developed using principally off-the-shelf components existing in the Army's inventory, such as the DBA Autotracker. The U.S. Congress has pointed to the Avenger as an example of a cost effective system procurement by the virtue of its off-the-shelf, non-developmental nature, thus saving the government millions of development dollars. DBA continues to produce video trackers for Avenger systems for employment by U.S. military forces. Moreover, prospects for foreign military sales (FMS) over the next two fiscal years appear to be positive.

Medical Autotracker

Another application of the autotracker which DBA views as having great potential has evolved from SED Division's integration of autotracker technology into the personal computer (PC) environment.
We view this technology as offering the opportunity for unique applications in clinical and research activities in the diagnosis and evaluation of eye disorders, neurological diseases, impairment due to drug and alcohol affects and drowsiness detection in critical activities. A specific application of this latter technology is a Small Business Innovative Research contract awarded to DBA by the Department of Transportation to develop an automatic video reduction system to support analysis of automobile lateral positions within prescribed lane markers in support of detecting impaired vehicle operators.

Customers and Suppliers

During the fiscal years which ended June 30, 1995, 1994 and 1993, approximately 88%, 92% and 92% respectively, of the Company's revenues were derived from contracts with agencies of the U.S. Government and from subcontracts with Government prime contractors. The Company performs work under fixed-price, time and material and cost-plus-fee contracts. Contracts performed for the Government are generally terminable at the will of the Government or
subject to re-negotiation at the election of the Government.   Future
revenues and income of the Company could be materially affected by changes in Government procurement policies or a reduction in Government expenditures for services of the type provided by the Company. The Company is not dependent on any one supplier in connection with the development or manufacture of its products and services. For the fiscal year which ended June 30, 1995, less than 15% of the Company's revenues were dependent upon sole source suppliers.

Research and Development

DBA's business generally involves the application of existing technology to solve specific customer problems. As a result, most of DBA's research and development efforts emphasize applied research rather than pure research into new technological frontiers.
Accordingly, research and development activities selected by DBA's management are a major factor in securing a continuous flow of business. It is critical that DBA stays abreast of technology relating to its products and services. Additionally, a substantial amount of DBA's research and development activity occurs in connection with specific orders placed by its Government customers.

The following table reflects the independent research and development funds not specifically related to particular contracts expended by the Company over the last three fiscal years:

	                                       Fiscal Year Ended June 30,
	                                       1995	      1994	      1993
                                        ----       ----       ----
	Total Research & Development		       $331,000   $206,000	  $489,000
                                      ========   ========   ========

Backlog

The Company's backlog of unfilled orders at June 30, 1995 was approximately $16.9 million as compared to $22.7 million at June 30, 1994. Approximately $16.3 million of the June 30, 1995 backlog is expected to be converted into revenues during the fiscal year ending June 30, 1996. An order is entered into backlog only when the Company receives a definite commitment from a customer.

The Company's backlog is typically subject to a number of contingencies due to various factors. Such factors include funding constraints, cancellation or modification of Government programs and changes in allocation of work between prime and subcontractors. Therefore, the amount of backlog should not be viewed as the sole determinant of future contract revenues. Consequently, the dollar amount of the backlog is not necessarily indicative of the future revenue of the Company.

Competition

DBA experiences substantial competition in its markets and believes its principal competitive advantages to be its reputation and experience in its selected technical areas, creativity in applying existing technology to new applications, technical assistance to customers, price and adherence to delivery schedules. DBA's systems address a market of high-end applications in which there are a limited number of competitors. Much of the Company's business requires highly skilled and experienced technical personnel with high level U.S. Government security clearances. The Company believes that the technical expertise and stability of its staff have been a significant factor in the development of DBA's business and its ability to compete to date. As the Department of Defense experiences overall budget restraints, DBA expects the competition for its products and services to significantly intensify. As a result, there is no assurance the Company can maintain its current revenue volume. If sufficient new business cannot be procured, the Company may be forced to downsize to maintain a work force commensurate with its business size.

Divisions of certain large industrial concerns with financial resources and facilities substantially greater than those of DBA, such as E-Systems, Loral Aerospace, General Dynamics, Intergraph, Lockheed,
TRW, Westinghouse and Contraves, are active in fields similar to those of the Company. DBA also experiences competition from other specialized firms, such as Autometrics, SAIC, Synectics and Metric.

DBA's future success will depend upon, among other things, its ability to withstand competition from larger companies, to obtain and retain competent personnel to successfully accomplish its obligations under its various contracts and to productively extend its technological expertise to new applications. All of these factors are subject to uncertainty.

Patents

The Company holds, and is also licensed, under a number of U.S. and foreign product and process patents which extend through 2006 and has filed applications for other such patents that are pending. The Company follows the practice of obtaining patents on new developments whenever advisable. While the Company considers that in the aggregate its patents and licenses are valuable, it does not believe that its business is materially dependent on its patents or licenses or any group of them. In DBA's opinion, engineering and production skills and experience are more important to its market position than are patents or licenses.

Employees

As of June 30, 1995, the Company had approximately 200 full-time employees. The Company is not subject to any collective bargaining agreements with its employees.

ITEM 2	PROPERTIES

DBA Systems, Inc. is headquartered in Melbourne, Florida.  The
Corporate offices occupy approximately 3,300 square feet in a 64,000 square foot building located at 1200 South Woody Burke Road in Melbourne.

The leased facilities are occupied under leases for terms ranging from 1 to 40 years, a majority of which can be terminated or renewed at no longer than five-year intervals at DBA's option. DBA considers its facilities to be suitable and adequate for the purposes of which they are used. Following are details of the properties occupied by DBA.

Location		    	            Title	           Size		              Use
--------                   -----            ----                ---
1200 S. Woody Burke Rd.	  Land Lease		   64,000 sq. ft.	  Engineering, office
Melbourne, FL		           Improvements	                   space & assembly
				                      Owned                           area

Redwood Plaza 1		         Leased			       20,060 sq. ft.	 Office space
10560 Arrowhead Dr.
Fairfax, VA

2931 Poinciana Blvd.		     Owned			       141,500 sq. ft. Manufacturing and
Kissimmee, FL							                                     	Engineering office
                                                          space

1101-1103 W. Hibiscus Blvd.Owned		        27,500 sq. ft.	 Office space &
Melbourne, FL							                                      retail	space

ITEM 3.	LEGAL PROCEEDINGS

From time to time, as is normal with respect to the nature and kind of business in which DBA is engaged, various claims, charges and litigation are asserted or commenced against DBA arising from or related to product liability, patent, breach or warranty, contractual relations or employee relations. The amounts claimed in such litigation may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court awards. In the opinion of management, final judgments, if any, which might be rendered against DBA in potential or pending litigation, would not have a material adverse effect on its assets or business.

The Company maintains officers' and directors' liability insurance which insures individual officers and directors of the Company against certain claims such as those alleged in the above lawsuits, as well as attorney's fees and related expenses incurred in connection with the defense of such claims.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY	HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year through solicitation of proxies or otherwise.


PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON
STOCK AND RELATED SECURITY

A.	DBA common stock, par value $.10, is currently traded on
NASDAQ/NMS. The high and low closing price for each quarterly period during the last two fiscal years is as follows:

							              	Lowest 	   Highest
                      ------     -------
			1st Quarter FY95			3 7/8		    4 3/16
			2nd Quarter FY95			3 7/8	     8
			3rd Quarter FY95			6 3/8	     9 3/8
			4th Quarter FY95			6 3/4	 	   8
			1st Quarter FY94			3 1/2  	   4
			2nd Quarter FY94			3 1/2	 	   7 1/8
			3rd Quarter FY94			5 1/2	 	   7 1/4
			4th Quarter FY94			4 1/8		    6 1/8

B.	The approximate number of record holders of DBA Systems,
Inc. common stock as of June 30, 1995 and 1994 was 695 and 805, respectively.

C.	As of June 30, 1995, DBA Systems, Inc. has not declared nor
paid dividends. Although the Company intends to continue to invest any future earnings in its business, it may determine at some future date the payment of cash dividends would be desirable. The payment of such dividends would depend, among other things, upon the earnings and financial condition of the Company.

D.	Convertible Subordinated Debentures

During November, 1985, DBA sold $34,000,000 of Subordinated Convertible Debentures, due November 1, 2010 (the "Old Debentures"), which generated proceeds of approximately $33,000,000 net of closing costs. The debentures pay interest semi-annually at an interest rate of 8.25% and are convertible into DBA common stock at $19.50 per share, subject to adjustments in certain events. As of June 30, 1995, $1,926,000 of the Old Debentures were outstanding.

	On April 30, 1991, the Company completed an exchange offer for its convertible subordinated debentures. The exchange offer, announced on March 12, 1991 and amended on April 16, 1991, permitted holders of the Old Debentures to exchange each $1,000 principal amount of Old Debentures for 9.50% Convertible
Subordinated Debentures due November 1, 2003 with a principal amount of $500 (the "New Debentures"). The New Debentures are initially convertible into 125 shares of the Company's common stock for each $500 principal amount, which represents a conversion price of $4.00 per share.

On July 17, 1992, the Company completed an offering (the
"Offer") to issue and deliver to each holder of its 9.50% Convertible Subordinated Debentures due 2003 an additional five (5) shares of the Company's common stock for each $1,000 principal amount of its New Debentures tendered. Approximately $3,956,000 or 75% of the

New Debentures were tendered and accepted by the Company for conversion. The Company issued approximately 1,010,000 shares of its common stock as a result of the conversions.

On December 2, 1993, the Company called all of its outstanding 9.50% Convertible Subordinated Debentures in the amount of $1,311,000 for redemption. The Debentures were convertible into common stock of the Company at a conversion price of $4.00 per share. Debentures not converted into common stock were redeemed for $21,000 cash. Approximately $1,290,000 Debentures were submitted for conversion into 322,500 shares of the Company's common stock.

	Detailed information concerning the Old Debentures is contained in the Company's Form S-2 Registration Statement filed with the Securities & Exchange Commission (the "SEC") on September 25,
1985, as amended by Amendment No. 1 filed October 18, 1985, as amended by Amendment No. 2 filed November 14, 1985. Detailed information concerning the New Debentures is contained in the Company's Form 13E-4 filed with the SEC on March 12, 1991, as amended by Amendment No. 1 filed April 9, 1991, as amended by Amendment No. 2 filed April 16, 1991, as amended by Amendment
No. 3 filed April 23, 1991, as amended by Amendment No. 4 filed
May 8, 1991. Detailed information concerning the Offer is contained in the Company's Form 13E-4 filed with the SEC on June 22, 1992 as amended by Amendment No. 1 filed on July 24, 1992. All of the above documents are incorporated herein by reference.

ITEMS 6, 7 AND 8

The information called for by Items 6, 7 and 8, inclusive of Part II of this form, is contained in the following sections of this Report at the pages indicated below:

						   Captions and Pages(s) of this Report
ITEM 6	Selected Financial Data	        "Selected Financial Data"             15

ITEM 7	Management's Discussion and	    "Management's Discussion and
       Analysis of Financial Condition  Analysis"                         15-19
      	and Results of Operations

ITEM 8	Financial Statements and	        DBA Systems, Inc. and Subsidiaries
      	Supplementary Data	              "Consolidated Financial Statements"20-34

ITEM 9.	DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

PART III

The information required to be set forth herein, Item 10, "Directors and Executive Officers of the Registrant"; Item 11, "Executive
Compensation"; Item 12, "Security Ownership of Certain Beneficial
Owners and Management"; and Item 13, "Certain Relationships and
Related Transactions", is included in a definitive Proxy Statement pursuant to Regulation 14A, which is incorporated herein by reference, filed with the Securities & Exchange Commission not later than 120 days after close of the fiscal year ended June 30, 1995.

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT
SCHEDULES AND REPORTS ON FORM 8-K

A-1	Financial Statements

	A list of the financial statements included herein is set forth in the Index to Financial Statements, Schedules and Exhibits submitted as a separate section of this Report.

A-2	Financial Statement Schedules

	A list of financial statement schedules included herein is contained in the accompanying Index to Financial Statements, Schedules and Exhibits submitted as a separate section of this Report.

A-3	Exhibits required to be filed by Item 601(a) of Regulation S-K are included as exhibits to this Report as follows:

3(i)	Articles of Incorporation of the Registrant, as amended, are included as an exhibit to this Report.  (Incorporated by reference to
Registrant's 1985 Form 10-K.)

3(ii)	By-Laws of the Registrant, as amended, are included as an
exhibit to this Report.  (Incorporated by reference to Registrant's 1985
Form 10-K.)

10(a)	Lease dated July 9, 1981, between the Registrant and City of
Melbourne Airport Authority.  (Incorporated by reference to
Registrant's 1982 Form 10-K.)

10(b)	Employee Retirement Plan and Trust.  (Incorporated by
reference to the 1979 Definitive Proxy Statement  of the Company.)

10(c)	1982 Employee Incentive Stock Option Plan (Incorporated by
reference to the 1982 Proxy Statement of the Company) as amended by
Amendment to the Plan. (Incorporated by reference to the 1983 Proxy
Statement of the Company.)

10(d)	1987 Directors' Stock Option Plan. (Incorporated by reference to the 1987 Proxy Statement of the Company.)

10(e)	Bonus agreement dated August 10, 1989 between DBA
Systems, Inc. and John L. Slack.  (Incorporated by reference to the
Registrant's 1990 Form 10-K.)

10(f)	Lease agreement executed on June 24, 1993 between the
registrant and the Equitable Life Assurance Society of the United
States.

10(g)	1992 Employee Incentive Stock Option Plan. (Incorporated by
reference to the 1992 Proxy Statement of the Company.)

10(h)	1993 Directors' Stock Option Plan. (Incorporated by reference to the 1993 Proxy Statement of the Company.)

11	Computation of Earnings per Share.

21	Subsidiaries of the Registrant.

28(a)	Form S-2 Registration Statement (Convertible Subordinated
Debenture Offering) filed with the SEC on September 25, 1985, as amended by Amendment No. 1, filed October 18, 1985, as amended by Amendment No. 2, filed November 14, 1985, all of which are incorporated herein by reference.

28(b)	Form S-8 Registration Statement (Employee Incentive Stock
Option Plan-1982, Directors' Stock Option Plan-1982, and Directors'
Stock Option Plan-1987) filed with the SEC on June 17, 1988 are incorporated herein by reference.

28(c)	Form 13E-4 filed with the SEC on March 12, 1991, as
amended by Amendment No. 1 filed April 9, 1991, as amended by
Amendment No. 2 filed April 16, 1991, as amended by Amendment
No. 3 filed April 23, 1991, as amended by Amendment No. 4 filed
May 8, 1991 is incorporated herein by reference.

28(d)	Form 13E-4 filed with the SEC on June 22, 1992, as amended
by Amendment No. 1 filed on July 24, 1992, is incorporated herein by reference.

28(e)	Form S-8 Registration Statement (Employee Incentive Stock
Option Plan-1992, and Directors' Stock Option Plan-1993, filed with the SEC on February 18, 1994 are incorporated herein by reference.

Registrant agrees to furnish the Commission, upon request, a copy of each instrument with respect to issues of long-term debt. The principal amount of any individual instrument, which has not been previously filed, does not exceed ten percent of the total assets of the Registrant and its subsidiaries on a consolidated basis.

B.	Reports on Form 8-K

The Company had no filings on Form 8-K during the fourth quarter of the fiscal year ending June 30, 1995.

Pursuant to the requirement of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
						DBA SYSTEMS, INC.
						(Registrant)

DATED:	September 22, 1995


						By John L. Slack
      ---------------------------
         (signature)
							  Chairman of the Board, President,
							  Treasurer, Acting, &
							  Chief Executive Officer


						By Charles B. Robertson
      ---------------------------
         (signature)
							  Vice President of Administration
							  Corporate Secretary



						By Timothy L. Stull
      ---------------------------
         (signature)
									Corporate Controller

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE				                         TITLE			                   	DATE

John L. Slack
_____________________________        						Treasurer, Acting	         __________
Signature   			         	           (Principal Financial Officer)

Dr. Richard N. Baney
______________________________       							Director	                 __________
Signature

Dr. Joseph A. Boyd
______________________________        						Director                  __________
Signature

Ambassador Robert F. Ellsworth
______________________________        						Director		                __________
Signature

William C. Potter
______________________________        						Director		                __________
Signature

Dr. Louis W. Tordella
______________________________        						Director		                __________
Signature

Dr. Lynn E. Weaver
______________________________	        					Director		                __________
Signature

INDEX TO FINANCIAL STATEMENTS, SCHEDULES AND
EXHIBITS


	Page(s) in this Report
The following documents are filed as part of this Report:

(1)	Financial Statements:
	Selected Financial Data	................................................15

	Management's Discussion and Analysis	................................15-19

	Quarterly Financial Data (Unaudited)	...................................20

	Consolidated Statements of Income for the
	  years ended June 30, 1995, 1994 and 1993 ............................	21

	Consolidated Balance Sheets at June 30, 1995 and
	  June 30, 1994	.....................................................22-23

	Consolidated Statements of Cash Flows for the years ended
	  June 30, 1995, 1994 and 1993	......................................24-25

	Consolidated Statements of Stockholders' Equity for the years
		ended June 30, 1995, 1994 and 1993	....................................26

	Notes to Consolidated Financial Statements 	.........................27-34

	Independent Auditors' Report 	..........................................35

(2)	Financial Statement Schedule

	II	Allowance for Doubtful Accounts on Accounts Receivable	..............36

(3)	Exhibits

	11	Computation of Earnings per Share	...................................38

	21	Subsidiaries of the Registrant	......................................39

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

DBA Systems, Inc. and Subsidiaries
SELECTED FINANCIAL DATA
(In Thousands, Except Per Share Information)

		                                      Year Ended June 30,
	                             1995	     1994 	    1993 	    1992	    1991
                              ----      ----      ----      ----     ----
Revenues		                   $29,696	 	$24,316  	$33,298   $38,570	  $33,517
Operating income	           	$	1,675	  $	1,231 	 $ 3,047  	$	3,203  	$	2,054
Income (loss) before
  extraordinary item 		      $	1,502	  $  	837   $ 2,209		 $	1,939  	$	(953)
Net income		                 $	1,502  	$	  837   $ 2,209 	 $	1,939  	$	3,233
Total assets		               $32,209   $29,061	  $30,687	 	$31,046	  $30,160
Long-term debt		             $	1,926	  $	2,540	  $ 4,816   $	9,359	  $	9,262
Stockholders' equity	 	      $26,424			$24,632   $22,071	  $15,834   $13,563

Earnings (loss) per common
share assuming full dilution:
Income (loss) before
extraordinary item per share $  	.34	  $   .20   $   .56 	$ 	 .61	  $ 	(.04)

Net income per share		       $  	.34	  $   .20	  $   .56 	$   .61  	$	 1.15

Management's Discussion and Analysis

Business Environment

The defense industry continues to experience numerous mergers and consolidations of companies doing business with the Federal
Government, and this trend is expected to continue for the immediate future. In addition, the Federal Government continues to decrease and scrutinize its spending in the high technology and defense areas. As a result, competition for available contracts in the Company's business areas is intense. In response to these conditions, during fiscal year 1994, the Company embarked on a business strategy to aggressively control costs, effectively manage its programs and prudently marshal resources while identifying and pursuing those business opportunities which were compatible with its technological, financial and personnel resources. As a result of this program, the Company has significantly reduced its current and long-term liabilities, reduced its indirect costs thereby reducing its rates and focused its primary marketing efforts in areas where it has been the most successful. The Company will continue to pursue this strategy during fiscal year 1996 with increased competitiveness as its primary goal.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage that certain items in the Company's Consolidated Statements of Income bear to revenues and the annual percentage change of such items for the period indicated:

	                      Percentage of Revenues		     Percentage Change
	                        Year Ended June 30,   		   Year Ended June 30,
                       ----------------------       -------------------
	                         1995    	1994    	1993	      1994 to	   1993 to
			                                                    1995    	  1994
                         -----    -----    ------     -------    -------
Revenues		               100.0%	  100.0%  	100.0%       22.1%    	(27.0)%
Costs and expenses	      	94.4	    94.9	    90.8       	21.4     	(23.7)
                         -----    -----    -----      -------    -------
Operating income (loss)  		5.6	     5.1	     9.2	       36.1      (59.6)

Interest income		          1.0     	0.4     	0.3      	203.1	     (13.3)
Interest expense	         	(.7)   	(1.5)   	(1.3)     	(43.9)    	(20.9)
Other expense - net		      (.7)	   (0.5)   	(1.4)      	90.8      (73.5)
                         -----     -----    -----     -------    -------
Total other expense		      (.4)   	(1.6)   	(2.4)     	(65.3)    	(52.2)

Income (loss) before taxes	5.2	     3.5	     6.8	       80.8      (62.2)
Provision for taxes	     	(0.1)   	(0.1)   	(0.2)     	147.1     	(66.0)
                          -----    -----    -----     -------    --------
Net Income 	    	          5.1%	    3.4%	    6.6%	      79.5%    	(62.1)%
                          =====    =====    =====     =======    ========

During the years ended June 30, 1995, 1994 and 1993, approximately
88%, 92% and 92%, respectively, of the Company's revenues were derived from contracts with agencies of the U.S. Government and from subcontracts with government prime contractors. Future revenues and income of the Company could be materially affected by changes in Government procurement policies or a reduction in Government expenditures for services of the type provided by the Company. The
Company's business is performed under cost reimbursement, fixed price and fixed rate item and materials contracts.

Significant Event

The Company has a $12.8 million contract with Advanced Medical
Management Systems, Inc. (AMMS) for the production and exclusive worldwide distribution of its ImagClear (TM) medical digitizers. On
July 17, 1995, the Company informed AMMS that they had 90 days to cure their delinquent status in paying invoices or they would be in default of the contract. In addition to the potential default by AMMS, the Company believes that the provisions of the financial guarantee of the agreement have been breached. The Company has filed suit to enforce the financial guarantees.

The Company is not able to assess the probability of AMMS curing the potential default within the 90 days allowed under the contract. If
AMMS does not perform as specified within the contract, the Company intends to either replace them with another licensee or bring the digitizers to market on its own.

Fiscal Year 1995 Compared with Fiscal Year 1994

Revenues for the fiscal year ending June 30, 1995 were approximately
$29,696,000, an increase of $5,380,000 or 22.1% when compared to the $24,316,000 recorded in the prior fiscal year. The increase in revenues was attributable to favorable bookings during fiscal year 1994 and 1995 as well as increased levels of government and commercial contract activity throughout the year. The Company recorded approximately $23,000,000 in new bookings during fiscal 1995 as compared to approximately $28,300,000 during fiscal 1994.
Decreased bookings in fiscal year 1995 were due to rescheduling of certain government procurements into the Company's 1996 fiscal year.

The Company has entered into certain contracts with The Sokol Group, Inc., whose President and CEO is a DBA director. Under such contracts, the Company recognized revenues of approximately
$128,000 and $315,000 for the fiscal years ended June 30, 1995 and 1994, respectively.

Costs and expenses increased from approximately $23,085,000 for the fiscal year ending June 30, 1994 to approximately $28,021,000 for the fiscal year ending June 30, 1995. The increase in costs and expenses was attributable to heightened levels of direct contract activity. Indirect support costs were reduced by approximately $3,030,000 or 24.5% from fiscal 1994 to fiscal 1995.

Interest expense for fiscal 1995 was $199,000 as compared to $355,000 during fiscal 1994. The reduction in interest expense was primarily attributable to advance payment of the Company's Industrial
Development Revenue Bonds. A secondary factor was the reduction of other interest costs and financing fees as a result of active management of the Company's treasury function. The Company has approximately
$1,843,000 of federal net operating loss carryforwards as of June 30, 1995.

As a result of the above factors net income of $1,502,000 was earned during fiscal 1995 as compared to $837,000 in the prior fiscal year.


Fiscal Year 1994 Compared with Fiscal Year 1993

Revenues for the fiscal year ending June 30, 1994 were approximately
$24,316,000, a decline of $8,982,000 or 27% when compared to the $33,298,000 recorded in the prior fiscal year. The decline in revenues was attributable to delays in the procurement cycle of anticipated new business and increased competition which resulted in a loss of certain new business opportunities to competitors. The Company recorded approximately $28,300,000 in new bookings during fiscal 1994 as compared to approximately $26,100,000 during fiscal 1993.

The Company entered into certain contracts with The Sokol Group, Inc., whose President and CEO is a DBA director. Under such contracts, the Company recognized revenues of approximately
$315,000 and $235,000 for the fiscal years ended June 30, 1994 and 1993, respectively.

Costs and expenses decreased from approximately $30,251,000 for the fiscal year ending June 30, 1993 to approximately $23,085,000 for the fiscal year ending June 30, 1994. The reduction in costs and expenses was attributable to the reduction in revenues mentioned above.
Additionally, indirect support costs were reduced by approximately
$1,274,000 or 9.3% from fiscal 1993 to fiscal 1994.

Interest expense for fiscal 1994 was $355,000 as compared to $449,000 during fiscal 1993. The reduction in interest expense was primarily attributable to repayment of the Chrysler Capital note and the calling of the Company's Convertible Subordinated Debenture conversion described herein.

The Company has approximately $3,463,000 of federal net operating loss carryforwards as of June 30, 1994.

As a result of the above factors net income of $837,000 was earned during fiscal 1994 as compared to $2,209,000 in the prior fiscal year.


Fiscal Year 1993 Compared with Fiscal Year 1992

Revenues for the fiscal year ending June 30, 1993 were approximately
$33,298,000, a decline of $5,272,000 or 13.6% when compared to the $38,570,000 recorded in the prior fiscal year. The decline in revenues was attributable to delays in the procurement cycle of anticipated new business and increased competition which has resulted in a loss of certain new business to competitors. As a result of these factors the Company recorded approximately $26,100,000 in new business bookings during fiscal 1993 as compared to approximately
$41,100,000 during fiscal 1992.

The Company has entered into a contract with The Sokol Group, Inc., whose President and CEO, is a DBA director. The contract, which represents less than $235,000 in revenues for the fiscal year ending
June 30, 1993, is for the provision of photogrammetric and other technical services to evaluate Russian satellite imagery.

Costs and expenses decreased from approximately $35,367,000 for the fiscal year ending June 30, 1992 to approximately $30,251,000 for the fiscal year ending June 30, 1993. The reduction in costs and expenses was attributable to the reduction in revenues mentioned above.
Additionally, indirect support costs were reduced by approximately
$599,000 or 4.2% from fiscal 1992 to fiscal 1993.

Interest expense for fiscal 1993 was $449,000 as compared to $1,011,000 during fiscal 1992. The reduction in interest expense was primarily attributable to the exchange offer and induced conversion of the convertible debentures described herein.

Other expense was $452,000 during fiscal 1993 as compared to $295,000 during fiscal 1992. Approximately $87,000 of the increase was attributable to costs incurred in connection with the induced conversion described herein. The Company has approximately
$4,760,000 of federal net operating loss carryforwards as of June 30, 1993.

As a result of the above factors net income of $2,209,000 was earned during fiscal 1993 as compared to $1,939,000 in the prior fiscal year.

Liquidity and Capital Resources

At June 30, 1995, the Company had working capital of approximately
$15,998,000 as compared to approximately $14,199,000 at June 30, 1994. The current ratio on June 30, 1995 was approximately 5.15:1 versus 8.52:1 on June 30, 1994. The decline in the Company's current ratio was the result of an increase in accounts payable balances brought about by withholding approximately $1,200,000 for vendor performance. Allowing for payment of the vendor withhold, the Company's current ratio is 7.02:1. The Company has retained a very strong cash position and remains financially flexible.

The Company has a $4,000,000 unsecured line of credit with a bank which expires January 31, 1996. Amounts drawn on this line of credit accrue interest at either the bank's prime rate or the bank's LIBOR plus
2.5%, as selected by the Company upon the utilization of any portion of the line of credit. The Company had no borrowings against the line of credit at June 30, 1995.

During the year ended June 30, 1995, the Company incurred capital expenditures of approximately $427,000 for manufacturing equipment, test fixtures and office equipment which were financed from working capital. The Company believes capital requirements for fiscal 1996 can be internally generated from working capital. The Company anticipates that capital requirements for fiscal 1996 will include manufacturing equipment, test fixtures and office equipment and will be comparable or less than the amounts incurred during fiscal 1995. The Company believes its capital requirements in the foreseeable future will be similar to those experienced in the recent past and will be funded through working capital or lease financing arrangements.

On February 10, 1995, The Company redeemed its Industrial
Development Revenue Bonds (the "Bond") for $707,243. Redemption of the Bond left the Company with $1,926,000 in Convertible
Subordinated Debentures outstanding as the only long-term liability.

In connection with the sale of the Company's commercial operations to an unrelated entity (the "Buyer") in 1987, the Company was named as a guarantor under a mortgage assumed by the Buyer. The mortgage was collateralized by a building which the Buyer sold for less than the mortgage value during October 1994. In exchange for settlement of the mortgage, the Company received a promissory note from the Buyer in the amount of $250,000, plus interest at the prime lending rate plus
1.50%. The note is payable in quarterly installments of $16,666 which began March 31, 1995 and conclude March 31, 1997. On June 30,
1995, the balance outstanding on the promissory note was $116,662.

On July 17, 1992, DBA completed its offer (the "Offer") to issue and deliver to each holder of its 9.50% Convertible Subordinated
Debentures due 2003 (the "New Debentures") an additional five (5) shares of the Company's common stock for each $1,000 principal amount of its New Debentures tendered for conversion into common stock. The New Debentures are convertible at the option of the holder, at the conversion price of $4.00 per share, into 250 shares of common stock for each $1,000 principal amount of Debentures. The Offer was subject to the terms and conditions of the Company's Offering Circular dated June 19, 1992.

Prior to the Offer, the Company had $5,272,000 aggregate principal amount of New Debentures outstanding. Approximately $3,956,000 or 75% of the New Debentures were tendered and accepted by the Company for conversion. The Company issued approximately
1,010,000 shares of DBA common stock as a result of the conversions.

On December 2, 1993, the Company called all of its outstanding 9.50%
Convertible Subordinated Debentures in the amount of $1,311,000 for redemption. The Debentures were convertible into common stock of the Company at a conversion price of $4.00 per share. Debentures not converted into common stock were redeemed for $21,000 cash.
Approximately $1,290,000 Debentures were submitted for conversion into 322,500 shares of the Company's common stock.

DBA Systems, Inc. and Subsidiaries

QUARTERLY FINANCIAL DATA
(Unaudited)
(In Thousands, Except Per Share Information)

Selected quarterly financial data is summarized as follows:

	                                          	Quarter Ended
1995                            	Sep  30	     Dec 31     	Mar 31	     Jun 30
----                             -------      -------     -------     -------
Revenues	.......................	$	7,720     	$	5,514	    $10,585	    $ 5,877
Operating income	...............	$  	442     	$  	373    	$   571	    $  	289
Income before income taxes	.....	$  	400     	$  	284	    $   550	    $  	310
Net income	.....................	$  	387     	$  	275    	$  	530	    $   310

Fully-diluted earnings per share	$  	.09	     $   .06    	$	  .12    	$	  .07

                                           		Quarter Ended
1994                            	Sep  30	     Dec 31	      Mar 31      	Jun 30
----                             -------      -------      -------      ------
Revenues	.......................	$	6,914	     $	6,424	     $	5,249	     $5,729
Operating income................	$  	336	     $	  295	     $  	147	     $	 453
Income before income taxes......	$	  193	     $	  194	     $    66	     $ 	401
Net income	.....................	$  	188	     $	  191	     $   	65		    $  393

Fully-diluted earnings per share $ 	 .05	     $   .05	     $	  .01	     $ 	.09

DBA Systems, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share information)

                                           		Year Ended June 30,
	                                         1995      	1994     	1993
                                        -------    -------   -------
Revenues (Notes 1 and 11)	    	         $29,696	   $24,316   $33,298
Costs and expenses (Note 1)	            	28,021    	23,085   	30,251
                                         ------     ------    ------
Operating income 		                       1,675      1,231	    3,047
Other income (expense):                  ------     ------    ------
	Interest income		                          297        	98      	113
	Interest expense (Note 3)		               (199)     	(355)    	(449)
	Other expense-net (Note 9)		              (229)     	(120)	    (452)
                                         ------     ------    ------
	Total other expense - net	               	(131)     	(377)  	  (788)
                                         ------     ------    ------
Income before income taxes 		             1,544       	854     	2,259
Less provision for income taxes
 (Notes 1 and 6)                             42         17        50
                                         -------   -------    -------
Net income 		                            $ 1,502	  $   837   	$ 2,209
                                         =======   =======    =======
Earnings per common and
 common equivalent share (Note 7)	      	$   .34	  $   .20	   $   .57
                                         =======   =======    =======
Earnings per common share
 assuming full dilution (Note 7)		       $   .34	  $   .20   	$   .56
                                         =======   =======    =======
Primary weighted shares outstanding 		     4,460	    4,210   	  3,886
                                         =======   =======    =======
Fully diluted shares outstanding 		        4,480	    4,210	     4,359
                                         =======   =======    =======
See accompanying Notes to Consolidated Financial Statements

DBA Systems, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(In Thousands)


                                                          		June 30,
                                                         --------------
ASSETS	                                                  1995     	1994
                                                         ----      ----
Current Assets:
	Cash and cash equivalents (Note 1)		                   $3,202   	$3,651
	Investments (Note 1)	                                  	5,000
	Accounts receivable, less allowance for doubtful
	accounts of $100  in 1995 and $96 in 1994		             4,919     3,486
	Costs and estimated earnings in excess of billings
	on uncompleted contracts (Notes 1 and 2)		              4,164     5,399
	Inventory (Note 1):
	Finished goods 		                                       1,420    	1,413
	Work in progress		                                        348      	848
	Raw materials		                                           417	      264
                                                       -------   -------
	Total inventory		                                       2,185    	2,525
	Other current assets	                               	     387	    1,027
                                                       -------   -------
	Total Current Assets                                 		19,857   	16,088

Property (Note 1):
	Land		                                                  1,552    	1,552
	Buildings and improvements		                            8,902    	8,819
	Furniture and fixtures		                                1,599    	1,691
	Machinery and equipment	                               	9,264    	9,043
	Leasehold improvements		                                  374      	364
	Leased equipment under capital leases		            	                269
                                                       -------   -------
	Total		                                                21,691	   21,738
	Less: accumulated depreciation and amortization	      	10,159	    9,648
                                                       -------   -------
	Property-net                                         		11,532   	12,090

Other Assets:
	Cost in excess of value of net assets of businesses
 acquired less accumulated amortization of $94 in
 1995 and $81 in 1994 (Note 1) 		                          239      	252
	Other assets 		                                           581	      631
	                                                      -------   -------
Total Other Assets		                                       820	      883
                                                       -------   -------
TOTAL		                                                $32,209	  $29,061
                                                       =======   =======

See accompanying Notes to Consolidated Financial Statements

DBA Systems, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(In Thousands)


		                                                             June 30,
                                                            --------------
LIABILITIES AND STOCKHOLDERS' EQUITY	                       1995	     1994
                                                            ----      ----
Current Liabilities:
	Current portion of long-term debt (Note 3)		  	                   $   191
	Accounts payable 		                                     $ 1,556      	183
	Accrued expenses:
	Salaries and wages		                                        148      	151
	Vacation pay 	                                             	459      	472
	Other	                                                     	654      	643
	Billings in excess of costs and estimated earnings on
	uncompleted contracts (Notes 1 and 2)		                     694       123
	Estimated losses on uncompleted contracts (Note 1)	        	241       	45
	Other current liabilities 		                                107	       81
	                                                        -------   -------
Total Current Liabilities		                                3,859	    1,889

Long-term Debt (Note 3)	                                  	1,926    	2,540
Commitments and contingencies (Notes 5 and 10)

Stockholders' Equity (Notes 1 and 4):
	Common stock-$.10 par value; shares authorized, 10,000;
	shares issued, 5,514 shares in 1995; and 5,450 in 1994;
	shares outstanding, 4,434 in 1995 and 4,355 in 1994 	      	551      	545
	Additional paid-in capital		                             24,307   	24,129
	Retained earnings		                                      20,548   	19,267
                                                         -------   -------
	Total		                                                  45,406	   43,941
	Treasury stock-at cost, 1,080  shares in 1995 and
	1,095 shares in 1994		                                  (18,982) 	(19,309)
                                                         -------   -------
	Total Stockholders' Equity-net		                         26,424   	24,632
                                                         -------   -------
TOTAL	                                                  	$32,209  	$29,061
                                                         =======   =======

See accompanying Notes to Consolidated Financial Statements

DBA Systems, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
	                                                        Year Ended June 30,
	                                                    --------------------------
	                                                    1995	      1994      1993
                                                     ----       ----      ----
Cash Flows from Operating Activities:
Net income	                                       	$1,502	    $  837    $2,209
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
	Depreciation and amortization		                    1,179	     1,320    	1,335
 Loss (gain) on disposal of property		                  2	        14       (14)
	Cost of property used on a contract			                            3	       33
	Issuance of treasury stock to employees		             24	        14        17
	Contribution of treasury stock to ESOP		             100        100       100
	Decrease (increase) in current assets:
	 Accounts receivable		                            (1,433)       	17       944
	 Costs and estimated earnings in excess of
   billings on uncompleted contracts		              1,235	    	2,469      (760)
	 Inventory	                                         	268      	(889)      (46)
	 Other current assets		                              640	      (499)     	172
	Increase (decrease) in current liabilities:
	Accounts payable	                                 	1,373      	(791)    	(242)
	Accrued expenses		                                    (5)     	(158)    	(289)
	Billings in excess of costs and estimated
 earnings on uncompleted contracts		                  571	      	(53)    	(886)
	Estimated losses on uncompleted contracts		          196       (413)     	119
	Other current liabilities		                           26      	(195)    	(174)
	Other-net		                                          (62)    	   18    	   17
                                                   ------     ------    ------
Net cash provided by operating activities		         5,616     	1,794    	2,535
Cash Flows from Investing Activities:
Capital expenditures	                               	(427)   	(1,219)    	(236)
Purchase of investment	                           	(5,000)
Proceeds from sale of property	                  	      1	             	     2
	                                                  ------     ------    ------
Net cash used in investing activities		            (5,426)   	(1,219)     (234)

Cash Flows from Financing Activities:
Repayments of long-term debt		                        (15)   	(1,166)    	(932)
Cash paid for conversion of debentures			                        (21)      (41)
Repayments on Industrial Development Revenue Bond	   (790)	     (175)	    (175)
Proceeds from issuance of common stock  	            	166	       347
		                                                 ------     ------    ------
Net cash used in financing activities		              (639)   	(1,015)   (1,148)
                                                   ------     ------    ------

Net Increase (Decrease) In Cash For The Year 		      (449)      (440)   	1,153
Cash and Cash Equivalents At Beginning Of Year 		   3,651	     4,091	    2,938
                                                   ------     ------    ------
Cash and Cash Equivalents At End Of Year 		        $3,202	    $3,651    $4,091
                                                   ======     ======    ======

Supplemental Disclosure of Non-Cash Investing and Financing
Activities (In Dollars):
During 1993, the Company acquired approximately $20,000 in machinery and equipment by entering into a lease agreement that is classified as a capital lease.

On July 17, 1992, the Company completed its offer (the "Offer") to issue and deliver to each holder of its 9.50% Convertible Subordinated Debentures (the "Debentures") an additional five shares of the Company's common stock. The Debentures are convertible at the option of the holder, at the conversion price of $4.00 per share, into 250 shares of common stock for each $1,000 principal amount of Debentures. As a result of the Offer, $3,956,000 of the Debentures outstanding were converted. DBA issued approximately 1,010,000 shares of stock under the terms of the Offer.

DBA Systems, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

For the years ended June 30, 1995 and 1994, the Company transferred approximately $72,000 and $335,000, respectively, from inventory to property.

On December 2, 1993, DBA called all of its outstanding 9.50% Convertible Subordinated Debentures. The Debentures were convertible into common stock at a conversion price of $4.00 per share. Approximately $1,290,000 in debentures were submitted for conversion into 322,500 shares of the Company's common stock.

Supplemental Disclosure of Cash Flow Information (In Thousands):

                                     	  1995    	1994    	1993
                                        ----     ----     ----
Income Taxes Paid		                     $ 20  	 	$ 28    	$ 44
                                        ====     ====     ====
Interest Paid		                         $199		   $355   	 $449
                                        ====     ====     ====

See accompanying Notes to Consolidated Financial Statements

DBA Systems, Inc. and Subsidiaries

CONSOLIDATED STATEM


                        (In Thousands)


                               		Additional			Total
	                         Common	  Paid-In 	Retained	 Treasury  Stockholders'
                          	Stock  	Capital 	Earnings	   Stock     	Equity
ital 	Earnings	   Stock     	Equity
		                                                             June 30,
                                                            --------------
LIABILITIES AND STOCKHOLDERS' EQUITY	                       1995	     1994
                                                            ----      ----
Current Liabilities:
	Current portion of long-term debt (Note 3)		  	                   $   191
	Accounts payable 		                                     $ 1,556      	183
ital 	Earnings	   Stock     	Equity
	                          -----   -------  --------   --------    -------
 22,071

Stock issued to ESOP:
	23 shares			                                   	(303)     	403	       100
Stock issued to employees:
	5 shares				                                     (72)      	86        	14
Stock options exercised:
	107 shares	                  	11     	 337    			                     348
Conversion of debentures:
	323 shares 	                 	32	    1,230                       			1,262
Net income		 	                                    837                	 837
                            -----   -------  --------   --------   -------
Balance at June 30, 1994		    545 	  24,129	   19,267   	(19,309)	  24,632

Stock issued to ESOP:
	15 shares				                                   (161)      	261      	100
Stock issued to employees:
	5 shares				                                     (60)       	84       	24
Stock options exercised:
	63 shares		                    6	      178	                	(18)     	166
Net income		                                	    1,502	              1,502
                            -----   -------   --------   --------  -------
Balance at June 30, 1995	   	$551	  $24,307  	 $20,548  	$(18,982) $26,424
                            =====   =======   ========   ========  =======

See accompanying Notes to Consolidated Financial Statements

DBA Systems, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
AND OTHER MATTERS

Description of Business and Major Customer

DBA Systems, Inc. and subsidiaries ("DBA" or the "Company") operate in a single line of business. DBA is principally engaged in developing and manufacturing computerized image processing and electro optical systems for a variety of defense electronics applications. Approximately 88%, 92% and 92% of DBA's fiscal 1995, 1994 and
1993 revenues from continuing operations, respectively, were derived from contracts with the U.S. Government, or agencies thereof.

Principles of Consolidation

The consolidated financial statements include the accounts of DBA
Systems, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Revenue and Cost Recognition

Revenues and costs from government fixed-priced and time-and-
material contracts are recognized on the percentage-of-completion method, measured by the percentage of total costs incurred to date to total estimated costs for each contract. This method is used because management considers total expended costs to be the best available measure of progress on these contracts. Revenues from cost-plus-fee Government contracts are recognized on the basis of costs incurred during the period plus the fee earned measured by the same method.
Total expended costs as used to compute revenues exclude, especially during early stages of a contract, all or a portion of the costs of such materials or subcontracts if, in the opinion of management, it appears that such an exclusion would result in a more accurate measurement of
the level of work performed towards contract completion.   Estimates
of the effect of changes in total estimated contract costs are recognized in the period determined. At the time a loss on a contract becomes known, the entire amount of the estimated loss on the contract is accrued.

Government contract costs include all direct material and labor costs and those indirect costs related to contract performance such as indirect labor, supplies, repairs and depreciation costs. General and administrative expenses (including bid and proposal expenses and independent research and development costs) allowable in accordance with United States Government procurement practices are included in contract costs because they are identifiable with contract revenue and are reimbursable under the contracts.

The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed. The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of revenues recognized. The Company progress bills its customers monthly as the work is in progress.

Property

DBA amortizes the cost of depreciable properties over their estimated service lives. Expenditures for maintenance, repairs and minor renewals are charged against operations. Interest cost is capitalized for qualifying assets during the assets' acquisition periods.

The approximate annual rates of depreciation and the methods of application are as follows:

Buildings and improvements	2.5%-3% straight-line

Furniture and fixtures	10%-33% straight-line and declining balance

Machinery and equipment	10%-33% straight-line and declining
balance

Leasehold improvements	7%-50% straight-line

Leased equipment under capital leases	14%-33% straight-line

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (FAS 121) effective for fiscal years beginning after December 15, 1995. FAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management believes that the adoption of FAS 121 will not have a material impact on the Company.

Income Taxes

Deferred income taxes are provided on items which are recognized in different years for tax and financial reporting purposes.

The Company accounts for income taxes using the liability method of computing deferred income taxes. Deferred tax assets and liabilities are recognized for the future consequences attributed differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Differences between income for financial and tax reporting purposes arise primarily from the use of accelerated depreciation as required for income tax purposes and recording of estimated losses on uncompleted contracts for financial reporting purposes. Also, under the liability method, deferred tax assets and liabilities are measured using estimated tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Inventory

Inventories are valued at the lower of cost (weighted average) or market and include applicable material, labor and overhead costs. During the years ending June 30, 1995, 1994 and 1993, approximately $110,000, $67,000 and $76,000, respectively, in general and administrative costs were charged to inventory. As of June 30, 1995 and 1994, approximately $101,000 and $84,000, respectively, in general and administrative costs were included in inventory.

Leases

Leases which meet certain criteria are classified as capital leases, and assets and liabilities are recorded at amounts equal to the lesser of the present value of the minimum lease payments or the fair value of the leased properties at the beginning of the respective lease terms. Such assets are amortized over their economic useful life on a straight-line basis. Leases which do not meet such criteria are classified as operating leases and related rentals are charged to expense as incurred.

Cost in Excess of Value of Net Assets of Businesses Acquired

The cost in excess of the value of net assets of businesses acquired is amortized using the straight-line method over forty years. Management evaluates the recoverability of such assets quarterly and annually based on current operating trends in relation to their recorded values.

Research and Development Costs

Research and development costs associated with product development programs are expensed as incurred. Research and development expenditures incurred by the Company and not expressly reimbursed pursuant to contracts with customers were approximately $331,000 in fiscal 1995, $206,000 in fiscal 1994 and $489,000 in fiscal 1993.

Cash and Cash Equivalents

Cash equivalents consist of financial instruments which are readily convertible to cash and mature less than three months after the date of acquisition.

Investments

The Company does not invest in securities as its primary business and does not maintain a trading account.  Occasionally, however, the
Company purchases financial instruments with maturities greater than
three months from the date of acquisition.   Such securities are
classified as either "available for sale" or "held to maturity" as required by Statement of Financial Accounting Standards No. 115 (FAS 115)
"Accounting for Certain Investments in Debt and Equity Securities" which the Company adopted as of June 30, 1994. As of June 30 1995 and 1994, all such investment securities owned by the Company mature in one year or less, were classified as "available for sale," and were carried at their current market value, which approximates their cost, as required by FAS 115.

Reclassification

Certain amounts have been reclassified in the prior years' financial statements to conform with the current year presentation.

2.	COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

	                                                           As of June 30,
                                                          -----------------
                                                         	1995	        1994
                                                          ----         ----
                                                           (in thousands)
Costs and estimated earnings on uncompleted contracts	 $262,628     	$299,666
Less: billings to date 		                               259,158	      294,390
                                                       --------      --------
Total	                                                	$  3,470	     $  5,276
                                                       ========      ========
Included in accompanying balance sheet under the
following captions:

Costs and estimated earnings in excess of billings on
   uncompleted contracts		                             $  4,164	     $  5,399
Billings in excess of costs and estimated earnings on
   uncompleted contracts		                                 (694)	        (123)
                                                       --------      --------
Total                                                		$  3,470     	$  5,276
                                                       ========      ========

As of June 30, 1995 and 1994, the amounts billed but not paid under contract retainage provisions were approximately $1,130,000 and $718,000 respectively. Such retainage amounts are expected to be collected within one year. Amounts included in Costs and Estimated Earnings on Uncompleted Contracts which are subject to future negotiation were approximately $558,000 and $558,000 as of June 30, 1995 and 1994, respectivly.

3.	LONG-TERM DEBT

Long-term debt at June 30, 1995 and 1994 consisted of the following:

	                                                          1995	    1994
                                                           ----     ----
	                                                          (in thousands)
8.25% convertible subordinated debentures		              $1,926   	$1,926
Industrial development revenue bond			                                790
Other notes payable 		         	                                       15
                                                         ------    ------
Total	                                                   	1,926    	2,731
Less: current portion		           	                                   191
                                                         ------    ------
Long-term portion	                                      	$1,926   	$2,540
                                                         ======    ======

The 8.25% Convertible Subordinated Debentures, $1,000 par value, mature on November 1, 2010 and pay interest semi-annually on November 1 and May 1. The debentures may be converted at any time up to maturity into shares of DBA common stock at a price of $19.50 per share (subject to adjustments).

The Industrial Development Revenue Bond (the "Bond") was due in quarterly installments through January 1999. The Bond's stated interest rate of 83.11% of the prime rate was collateralized by equipment and a building. The Bond was redeemed in February 1995, for $707,243, including accrued interest.

The Company has a $4,000,000 unsecured line of credit with a bank which expires January 31, 1996. Amounts drawn on this line of credit accrue interest at either the bank's prime rate or the bank's LIBOR plus 2.5%, as selected by the Company upon the utilization of any portion of the line of credit. The Company had no borrowings against the line of credit at June 30, 1995.

4.	STOCKHOLDERS' EQUITY

The 1982 Employee Incentive Stock Option Plan, as amended, which expired on December 3, 1992, provided for the issuance of up to 530,000 shares of the Company's common stock. Options may be granted only to employees of DBA and its subsidiaries at an option price not less than the fair market value of DBA common stock on the date of grant. At June 30, 1995, 50,600 of these shares were under option.

The 1992 Employee Incentive Stock Option Plan which will expire on November 12, 2002, provided for the issuance of up to 500,000 shares of the Company's common stock. Options may be granted only to employees of DBA and its subsidiaries at an option price not less than the fair market value of DBA common stock on the date of grant. At June 30, 1995, 211,870 of these shares were under option.

The 1993 Directors' Stock Option Plan which will expire on November 17, 1998, provided for the issuance of up to 200,000 shares of DBA's common stock. Options can only be granted to members of the Board of Directors at an option price not less than the fair market value of DBA's common stock on the date of grant. At June 30, 1995, 30,000 of these shares were under option.

DBA also grants options not pursuant to a formal plan to officers, directors and key employees at the discretion of the Board of Directors. Options are granted at an option price not less than the fair market value of DBA's common stock on the date of grant. At June 30, 1995, options for 31,000 shares were outstanding.

The following is a summary of the activity in all of DBA's Option
Plans for the three year period ended June 30, 1995:

                                                               	Option Price
	                                               Shares          	Per Share
                                                ------         --------------
Outstanding June 30, 1992		                    338,050	       	$2.50 - $16.25
Options Granted Fiscal 1993		                  114,500        	$3.88 - $ 4.75
Options Canceled Fiscal 1993		                 (54,250)       	$2.50 - $12.25
                                              --------
Outstanding June 30, 1993		                    398,300	       	$2.50 - $16.25
Options Granted Fiscal 1994	                  	148,250        	$2.56 - $ 4.50
Options Canceled Fiscal 1994		                (134,819)       	$2.50 - $ 4.75
Options Exercised Fiscal 1994		               (107,079)       	$2.50 - $ 4.75
                                              --------
Outstanding June 30, 1994                      304,652
Options Granted Fiscal 1995		                  126,100	       	$3.88 - $ 8.63
Options Canceled Fiscal 1995		                 (43,801)		      $2.50 - $16.25
Options Exercised Fiscal 1995		                (63,481)	       $2.50 - $ 4.75
                                              --------
Outstanding June 30, 1995                   	 	323,470
	                                             ========
Shares Exercisable June 30, 1995		             152,055
                                              ========

5.	COMMITMENTS AND CONTINGENCIES

DBA leases land, office space, manufacturing facilities and various equipment under non-cancelable operating leases. The leased facilities are occupied under leases with escalation clauses and terms ranging from one to forty years, a majority of which can be terminated or renewed at no longer than five (5) year intervals at the Company's option.

Total rent expense charged to operations for all operating leases was approximately $396,000 in 1995, $488,000 in 1994, and $810,000 in
1993.

Future minimum payments under all operating leases having a remaining non-cancelable term of more than one year are approximately as follows:

For the Year Ended June 30,         	(in thousands)
1996	.................................  	$377
1997	.................................   	335
1998	.................................    	60
1999	.................................    	40
2000	.................................    	34
Thereafter............................    764
                                        -----
Total	................................	$1,610
                                       ======

In connection with the sale of the Company's commercial operations to an unrelated entity (the "Buyer") in 1987, the Company was named as a guarantor under a mortgage assumed by the Buyer. The mortgage was collateralized by a building which the Buyer sold for less than the mortgage value during October 1994. In exchange for settlement of the mortgage, the Company received a promissory note from the Buyer in the amount of $250,000, plus interest at the prime lending rate plus 1.50%. The note is payable in quarterly installments of $16,666 which began March 31, 1995 and conclude March 31, 1997. On June 30,
1995, the balance outstanding on the promissory note was $116,662.

As a normal consequence of the Company's business, contract claims against the U.S. Government, or agencies thereof, can arise. Contract claims are comprised of costs which the Company has incurred and expects to recover from the U.S. Government. The Company had various claims pending against the U.S. Government at June 30, 1995 and 1994.

6.	INCOME TAXES

The components of the provision for income taxes are as follows:

                                       	1995    	1994    	1993
	                                           (in thousands)
Current federal		                      $  42   	$  17   	$  50

DBA's effective tax rate differs from the statutory federal income tax rate for the following reasons:

							                                1995	    1994    		1993
                                       ----     ----      ----
								                                     (in thousands)
Computed statutory amount		             $525	    $290	     $768
Change in valuation allowance for
deferred	tax assets		                   (374)   	(291)	    (681)
Other                                   (109) 	    18	      (37)
                                       -----    -----     -----
                                     		$  42	   $  17    	$  50
                                       =====    =====     =====

The tax effect of temporary differences that give rise to deferred tax assets and deferred tax liabilities at June 30, 1995 and 1994 are presented below:

Net deferred tax assets are comprised of the following:

                                                	1995	    	1994
                                                 ----      ----
                                             		  (in thousands)
Deferred Tax Assets:
  Net operating loss carryforwards		           $  627    	$1,178
  Alternative minimum tax credits		               344       	315
  Deferred compensation		                         105       	160
  Reserve for uncompleted contracts		             154        	15
  Other individually immaterial items		           220	       144
                                                -----      -----
  Total deferred tax assets		                   1,450     	1,812

Deferred Tax Liabilities:
  Depreciation		                                1,033       	967
  Purchase accounting adjustment		                 63	        63
  Other individually immaterial items		         	             54
                                                -----      -----
  Total deferred tax liabilities		              1,096     	1,084
  Subtotal                                        354       	728
  Valuation allowance		                          (354)	     (728)
                                                -----      -----
Total net deferred tax assets		                $    0	    $    0
                                                =====      =====

DBA has approximately $1,843,000 of federal net operating loss carryforwards and $343,000 of minimum tax credits remaining at June 30, 1995 which give rise to a deferred tax asset. Management believes that the inability to utilize net operating loss carryforwards and minimum tax credits to offset future taxable income within the carry forward periods under existing tax laws and regulations is more likely than not. Therefore, a valuation allowance against the deferred tax asset of approximately $354,000 and $728,000 has been recorded as of

June 30, 1995 and 1994, respectively. The net operating loss carryforwards expire in 2006. The minimum tax credits do not expire.

7.	EARNINGS PER SHARE

Earnings per common share and common equivalent share are computed by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares consist of common stock which may be issued upon exercise of outstanding stock options. Weighted shares used in 1995, 1994 and 1993 were approximately 4,460,000, 4,210,000 and 3,886,000, respectively.

In 1993, earnings per common share, assuming full dilution, are computed on the above and assume the convertible subordinated debentures (See Note 3) were converted on the date of issue and that net earnings were adjusted for the recorded interest expense net of its tax effect. As to common stock equivalents, consideration is given to the additional dilutive effect which results from year-end market prices exceeding the average market price during the period. Weighted shares used in 1995, 1994 and 1993 were approximately 4,480,000
4,210,000 and 4,359,000, respectively.

8.	EMPLOYEE BENEFIT PLANS

The Company has a contributory retirement plan covering all employees who meet the eligibility requirement of one year of continuous service and have attained the age of 21. DBA makes contributions to the plan equal to the amounts as determined by the Board of Directors. Total retirement expense for 1995, 1994 and 1993 was $150,000, $150,000 and $225,000, respectively.

Effective July 1, 1988, the Company's Board of Directors approved the establishment of an Employee Stock Ownership Plan (the "Plan"). Contributions to the Plan are at the discretion of the Board of Directors. During each of the fiscal years ended June 30, 1995, 1994 and 1993, $100,000 was accrued towards stock contributions, respectively. The actual contributions of stock are made from Treasury Stock.

Effective July 1, 1989, the Company adopted a qualified 401(k) plan covering all employees who elected to participate and who met the eligibility requirement of one year of continuous service and have attained the age of 21. The Company has agreed to contribute an amount equal to 50% of a participant's contributions up to the lesser of $750 or 3% of the employee's aggregate compensation. The 401(k) plan expense for the years ended June 30, 1995, 1994 and 1993 was approximately $119,000, $136,000 and $131,000, respectively.

9.	OTHER EXPENSE-NET

The components of other expense -net are as follows:

                                               	     Year Ended June 30,
	                                                   1995	   1994   	1993
                                                    ----    ----    ----
	                                                      (in thousands)
Patent amortization expense	                      	$(112) 	$(112) 	  $(112)
Debenture conversion costs			                                       	  (87)
Other-net		                                         (117)	    (8)	    (253)
                                                   -----    -----    -----
Total		                                            $(229)  	$(120)	  $(452)
                                                   =====    =====    =====

10.	LITIGATION

From time to time, as is normal with respect to the nature and kind of business in which DBA is engaged, various claims, charges and litigation are asserted or commenced against DBA arising from or related to product liability, patent, breach of warranty, contractual relations or employee relations. The amounts claimed in such litigation may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court awards. In the opinion of management, final judgments, if any, which might be rendered against DBA in potential or pending litigation, would not have a material adverse effect on its assets or business.

The Company maintains officers' and directors' liability insurance which insures individual officers and directors of the Company against certain claims such as those alleged in the above lawsuits, as well as attorney's fees and related expenses incurred in connection with the defense of such claims.

 11.	RELATED PARTY TRANSACTIONS

The Company has entered into certain contracts with The Sokol Group, Inc., whose President and CEO is a DBA director. Under such contracts, the Company recognized revenues of approximately
$128,000 and $315,000 for the fiscal years ended June 30, 1995 and 1994, respectively.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of DBA Systems, Inc.:

We have audited the accompanying consolidated balance sheets of DBA Systems, Inc. and subsidiaries (the "Company") as of June 30, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14. The financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
Orlando, Florida
August 16, 1995

                                                                   SCHEDULE II

DBA Systems, Inc. and Subsidiaries

ALLOWANCE FOR DOUBTFUL ACCOUNTS ON ACCOUNTS RECEIVABLE
(In Thousands)


                      Balance at 	Charged to  	Charged		              Balance
Allowance for 	       Beginning 	 Costs and 	  to Other		             at End
Doubtful Accounts    	of Year    	Expense	     Accounts   Deductions	 of Year
-----------------     ----------  ----------   --------   ----------  -------
1995          	        	  $  96	      $  34	     $   4	      $ (34)	   $ 100
                          =====       =====      =====       =====     =====
1994		                    $  76      	$  20    	 $   0  	    $   0     $  96
                          =====       =====      =====       =====     =====
1993		                    $ 150	      $  76	     $   0      	$(150)	   $  76
                          =====       =====      =====       =====     =====

DBA SYSTEMS, INC.
EXHIBIT INDEX
                                                     	Page No.
                                                      --------
Exhibit 11 - Computation of earnings per share	            38

Exhibit 21 - Subsidiaries of the Registrant	               39

