Form 10-Q
period 1995-09-30
DBA SYSTEMS INC
filed 1995-11-14
CIK 27442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
  X		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995
OR

		TRANSITION REPORT PURSUANT TO SECTION 13 OR
   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to  ___________

Commission file number  0-4633


DBA SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Florida
(State or other jurisdiction of
incorporation or organization)

59-0996417
(I.R.S. Employer Identification No.)

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

DBA Systems, Inc. Common Stock, $.10 par value, 4,431,975 shares outstanding as of September 30, 1995.

Total number of sequentially numbered pages:  10
The Exhibit index appears on sequential page 9

PART I -- FINANCIAL INFORMATION
ITEM 1 -- FINANCIAL STATEMENTS


DBA SYSTEMS, INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF INCOME
(in thousands, except per share information)
(Unaudited)

                                          Three Months Ended
                                          September 30,
                                         	1995       	1994
Revenues	                                	$4,900     	$7,720
Costs and expenses	                       	4,667      	7,278
Operating income	                           	233        	442

Other income (expense):
	Interest income	                           	116         	46
	Interest expense	                          	(41)       	(57)
	Other expense - net	                       	(33)       	(31)
	Total other income (expense) - net	         	42        	(42)

Income before taxes                        		275        	400
Less provision  for income taxes 	         	  16	         13
NET INCOME	                                	$259       	$387

Earnings per common and common
	equivalent share                         		$.06       	$.09

Earnings per common share assuming
	full dilution	                           	 $.06       	$.09

Primary weighted shares outstanding      		4,509      	4,376

Fully diluted shares outstanding	         	4,509      	4,376

See accompanying Notes to Condensed
Consolidated Interim Financial Statements

2
DBA SYSTEMS, INC.
CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS
(in thousands)

                                   SEPT 30, 1995      JUNE 30, 1995
ASSETS	                             (Unaudited)   	      (Audited)
Current Assets:
	Cash and cash equivalent	             	$9,976           	$3,202
	Investments	                                            		5,000
	Accounts receivable-net 		              3,942            	4,919
	Costs and estimated earnings in excess
  	of billings on uncompleted contracts  3,954            	4,164
	Inventory                             		2,304            	2,185
	Other current assets	                     519               387
	Total Current Assets	                 	20,695           	19,857

Property:
	Cost                                 		21,827           	21,691
	Less accumulated depreciation
   and amortization                   		10,383           	10,159
Property-net	                           11,444	           11,532

Other Assets:
	Cost in excess of value of
   net assets of	businesses acquired     		237              	239
	Other assets                              551               581
	Total Other Assets 	                     	788	              820

Total Assets	                         	$32,927          	$32,209

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
	Accounts payable	                     	$2,152           	$1,556
	Accrued expenses	                      	1,085            	1,261
	Billings in excess of costs and
	  estimated earnings on uncompleted
   contracts                              	827              	694
	Estimated losses on uncompleted
   contracts	                             	208              	241
	Other current liabilities	                 57	              107
	Total Current Liabilities	             	4,329           	 3,859

Long-term Debt                         		1,926            	1,926

Stockholders' Equity:
	Common stock                            		551              	551
	Paid-in capital                      		24,307           	24,307
	Retained earnings                    		20,840           	20,548
	Total	                                	45,698           	45,406
	Treasury stock		                      (19,026)         	(18,982)
	Stockholders' Equity-net             		26,672           	26,424

Total Liabilities and
 Stockholders' Equity                		$32,927          	$32,209

See accompanying Notes to Condensed Consolidated Interim
Financial Statements

DBA Systems, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	                                          Three Months Ended Sept. 30,
                                                	1995	          1994
Cash Flows From Operating Activities:

Net income                                     		$259          	$387

Adjustments to reconcile net income to
 net cash provided	by (used in) activities:
	Depreciation and amortization	                  	253           	285

	Decrease (increase) in current assets:
	Accounts receivable                            		977           	681
	Costs and estimated earnings in excess
   of billings on	uncompleted contracts	         	209        	(1,392)
	Inventory	                                     	(119)           	63
	Other current assets	                          	(132)          	153

	Increase (decrease) in current liabilities:
	Accounts payable		                               597           	976
	Accrued expenses	                              	(240)         	(253)
	Billings in excess of costs and estimated
   earnings on uncompleted contracts            		133           	192
	Estimated losses on uncompleted contracts	      	(33)          	322
	Other current liabilities	                       	13            	29
	Other - net		                                     (6)	            7
 Net cash provided by operating activities     	1,911         	1,450

Cash Flows From Investing Activities

	Sale of investment	                           	5,000
	Capital expenditures		                          (137)	          (24)
	Net cash provided by investing activities    		4,863	           (24)

Cash Flows From Financing Activities

Repayments of long-term debt	                     	         	    (60)

Net increase (decrease) in cash
  during the period	                           	6,774	         1,366

Cash and cash equivalents at
  beginning of period                         		3,202         	3,651
Cash and cash equivalents at end of period	   	$9,976        	$5,017

See Notes to Condensed Consolidated Interim Financial Statements

DBA SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED
INTERIM FINANCIAL STATEMENTS


1)	The Condensed Consolidated Interim Financial
Statements contained herein reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the results for the three month periods ended September 30, 1995 and 1994. The results of operations for the interim periods contained herein are not necessarily indicative of the results to be expected for the fiscal year.

2)	Refer to the Company's Annual Consolidated Financial
Statements for the Year Ended June 30, 1995, for a description of accounting policies, which have been continued without change. Also, refer to the Notes included in those Consolidated Financial Statements for additional details of the Company's financial condition, results of operations and changes in financial position.

3)	Inventory consists of the following (in thousands):

		                                     Sept. 30, 1995       June 30, 1995
                                         (Unaudited)          (Audited)
		Finished Goods 		                        $1,228	              $1,420
		Work in Progress  	                        	625                 	348
		Raw Materials 	                            	451	                 417
			TOTAL	                                 	$2,304              	$2,185

4)	Net earnings per common and common equivalent share
are computed by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares consist of common stock which may be issued upon exercise of outstanding stock options.
For the three-month periods ending September 30, 1995 and 1994, weighted shares were 4,509,000 and 4,376,000, respectively.

ITEM 2 --	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Business Environment

The defense industry continues to experience numerous mergers and consolidations of companies doing business with the Federal Government, and this trend is expected to continue for the immediate future. In addition, the Federal
Government continues to decrease and scrutinize its spending in the high technology and defense areas. As a result, competition for available contracts in the Company's business areas is intense. In response, the Company has significantly reduced its current and long-term liabilities, reduced its indirect costs, thereby reducing its indirect overhead rates, and focused its primary marketing efforts in areas where it has been the most successful. The Company will continue to pursue this strategy during fiscal year 1996 with increased competitiveness as its primary goal.

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

Significant Event

The Company had a $12.8 million contract with Advanced
Medical Management Systems, Inc. (AMMS) for the production and exclusive worldwide distribution of its ImagClear(TM) medical digitizers. On July 17, 1995, the Company informed
AMMS that they had 90 days to cure their delinquent status in paying invoices or they would be in default of the contract. AMMS failed to cure their delinquent status within the specified time period and was terminated for default by DBA. The Company is preceeding with plans to either replace AMMS with another reseller or bring the digitizers to market on its own.

Results of Operations

During the three-month period ended September 30, 1995, DBA recorded revenues of $4,900,000, down $2,820,000 from the $7,720,000 recorded in the comparable three-month period in the prior fiscal year. The decrease in revenues was
primarily attributable to      lower pass through of
material costs on certain government contracts. Operating income was $233,000 during the current three-month period, down $209,000 from $442,000 in the comparable period in the prior fiscal year. The current quarter's operating margin was 4.8% as compared to the operating margin of 5.7% in the prior year's comparable quarter. The slight decrease in operating margin was attributable to indirect cost accruals and other minor fluctuations in indirect expense recognition.

During the three-month period ending September 30, 1995, the Company recorded new business bookings of $4,235,000 as compared to $11,430,000 in the prior year. As a result, the backlog at September 30, 1995 was approximately $16,200,000, down $700,000 as compared to the June 30, 1995 balance of approximately $16,900,000. An order is entered into backlog

6
only when the Company receives a definite commitment from a customer. The decrease in bookings from the first quarter of the prior year is attributable to certain anticipated fiscal year 1996 bookings occurring in the second quarter instead of the first quarter as they have occurred in the past. The Company expects such timing differences in new business bookings for the current fiscal year will reverse throughout the year, and that overall, bookings will show a slight increase.

Interest expense during the current period was $41,000 as compared to $57,000 recorded in the comparable quarter in the prior fiscal year. The reduction in interest was attributable to pay down of the Company's long term debt during fiscal year 1995.

The Company currently has a net operating loss carryforward available for federal tax purposes. The benefit of the tax loss carryforward will be recorded when realized. The Company accrues a provision for state income taxes as income is recognized based on the current prevailing state tax rates.

As a result of the above factors, net income was $259,000 in the current period as compared to $387,000 in the same period of the prior fiscal year. Fully diluted earnings per share were $.06 for the three months ending September 30, 1995 versus $.09 recorded in the comparable quarter in the prior fiscal year.

Liquidity and Capital Resources

At September 30, 1995, the Company had working capital of approximately $16,366,000, up $368,000 or 2.3%, when compared to the $15,998,000 as of June 30, 1995. Long term debt was $1,926,000 at September 30, 1995, unchanged from June 30, 1995. Accounts receivable-net decreased $977,000 from $4,919,000 at June 30, 1995 to $3,942,000 at September
30, 1995 due to efficient collection of outstanding trade receivables and aggressive pursuit of "past due" accounts.
Costs and estimated earnings in excess of billings on uncompleted contracts decreased from $4,164,000 at June 30, 1995 to $3,954,000 at September 30, 1995 as a result of progress payment type billings and other more favorably negotiated billing terms on certain contracts.

The Company has a $4,000,000 unsecured line of credit with a bank which expires January 31, 1996. Amounts drawn on this line of credit accrue interest at either the bank's prime rate or the banks LIBOR plus 2.5% as selected by the Company upon the utilization of any portion of the line of credit. The Company had no borrowings against the line of credit at September 30, 1995.

During the period ending September 30, 1995, the Company recognized additions to capital equipment of approximately $137,000. The Company believes capital requirements for fiscal 1996 can be internally generated from working capital or lease financing arrangements.

PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

From time to time, as is normal with respect to the nature and kind of business in which DBA is engaged, various claims, charges and litigation are asserted or commenced against DBA arising from or related to product liability, patent, breach or warranty, contractual relations or employee relations. The amounts claimed in such litigation may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court awards. In the opinion of management,

7
final judgments, if any, which might be rendered against DBA in potential or pending litigation, would no have a material adverse effect on its assets or business.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

		(a)	The exhibit index filed with this report
is on page 9.

	(b)	Reports on Form 8-K - none.

Pursuant to the requirements of the Securities and Exchange
Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.

						DBA SYSTEMS, INC.



Date: November 14, 1995       	By: John L. Slack
                                   _____________
						                            	John L. Slack
						                            	Chairman of the
                                   Board, President,
							                            Treasurer, Acting
                                   and Chief Executive Officer





Date: November 14, 1995        By: Timothy L. Stull
                                   ________________
						                            	Timothy L. Stull
							                            Corporate Controller