Form 10-Q
period 1995-12-31
DBA SYSTEMS INC
filed 1996-02-14
CIK 27442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
  X		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1995
OR
		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to  __________

Commission file number  0-4633


DBA SYSTEMS, INC.
(Exact name of registrant as specified in its charter)


	Florida
(State or other jurisdiction of incorporation or orgainization)

59-0996417
(I.R.S. Employer Identification No.)

1200 South Woody Burke Road, Melbourne, Florida  32901
(Address of principal executive offices)  (Zip Code)

(407) 727-0660
(Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes__X__    No _____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

DBA Systems, Inc. Common Stock, $.10 par value, 4,458,975 shares outstanding as of December 31, 1995.

Total number of sequentially numbered pages:  10
The Exhibit index appears on sequential page 9

PART I -- FINANCIAL INFORMATION
ITEM 1 -- FINANCIAL STATEMENTS




DBA SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share information)
(Unaudited)

          				                Three Months Ended            Six Months Ended
                                 December 31                   December 31
					                        1995            1994          1995         	1994
Revenues	...................$4,596	        	$5,514      	$9,496        $13,234
Costs and expenses	.........	4,386	          5,141       	9,053        	12,419
Operating income  	.........   210            	373        	 443       	    815

Other income (expense):
	Interest income	...........	  154             	70	         270           	116
	Interest expense	..........   (49)	          	(53)        	(90)        		(110)
	Other expense - net	.......   (66)	        	 (106)		       (99)	         (137)
		Total other expense - net 		 	39	           	(89)	        	81           (131)
Income before taxes		 	        249		           284	        	524       		   684
Less provision for income tax   34           	   9	        		50           	 22
Net Income 		                $	215	          $	275	       $ 474 	       	$ 662

Net Earnings per common
	and common equivalent share $ .05     	 	   $ .06  	     $	.11          $ .15

Net Earnings per common share
	assuming full dilution  	 	 $ .05	          $ .06        $ .11         	$ .15

Primary weighted shares
 outstanding		               4,478           4,440	       4,486          4,407

Fully diluted shares
 outstanding		   	           4,478	          4,451		      4,486		        4,412




See accompanying notes

DBA SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

           			               	    			    Dec. 31, 1995	     June 30, 1995
ASSETS                                 	  (Unaudited)	        (Audited)
Current Assets:
	Cash & cash equivalents....................$11,445             $3,202
	Investments						                                               5,000
	Accounts receivable - net	.................  1,671             	4,919
	Costs and estimated earnings in excess
		of billings on uncompleted government
		contracts	................................  4,609             	4,164
	Inventory	................................. 	2,406	            	2,185
	Other current assets.......................   	832              		387
                                             ------             ------
		Total Current Assets	..................... 20,963	            19,857
Property:
	Cost	...................................... 21,888	            21,691
	Less accumulated depreciation
		and amortization	......................... 10,545            	10,159
			Property--net	........................... 11,343             11,532
Other Assets:
 	Cost in excess of value of net assets of
		businesses acquired	......................  	 236             	  239
	Other assets	..............................    505	               581
		Total Other Assets	.......................    741              		820
                                            -------            -------
Total Assets	.............................. $33,047	          	$32,209
                                            =======            =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
	Accounts payable	......................... 	$	2,159     	     $ 1,556
	Accrued expenses	.........................   	1,083		           1,261
	Billings in excess of costs and
		estimated earnings on uncompleted
		government contracts	....................   		 567	              694
	Estimated losses on uncompleted contracts.	   		231            	  241
	Other current liabilities	................     		65	             	107
	  Total Current Liabilities	..............   	4,105	          	 3,859

	Long-term Debt	...........................	   	1,926 	        	 1,926

Stockholders' Equity:
	Common stock	..............................     	554	            	551
	Paid-in capital	...........................	  24,432	          24,307
	Retained earnings	......................... 	 21,056          	20,548
		Total	....................................   46,042           45,406
	Treasury stock	............................ 	(19,026)       	 (18,982)
		Stockholders' Equity - net	..............	  	27,016          	26,424
					                                         -------          -------
Total Liabilities and Stockholders' Equity	   $33,047          $32,209
                                              =======          =======

See accompanying notes.

DBA SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

                                                     Six Months Ending
	                                              Dec. 31, 1995    Dec. 31, 1994
CASH FLOWS FROM OPERATING ACTIVITIES
Net income  		                                     $ 	474	        	$   662
Adjustments to reconcile net income to
   net cash provided by operating activities:
	Depreciation & amortization		                       	511	            	577
	Gain on sale of assets		 		                                            	1
	Decrease (increase) in current assets:
		Accounts receivable		 	                           3,248            		590
		Costs and estimated earnings in excess of
     billings on	uncompleted Government contracts		 	(445)	           (335)
	 Inventory		                                       	(221)          		(114)
	 Other current assets			                            (445)	           	304

	Increase (decrease) in current liabilities:
		Accounts payable		                                 	603            		355
		Accrued expenses		 	                               (218)          		(300)
		Billings in excess of costs and estimated
   earnings on	uncompleted Government contracts	  	 	(127)           		164
			Estimated losses on uncompleted contracts	 	      	(10)            	300
			Other current liabilities		                         	1	             	68
 Other - net	                                        	114            		(34)

Net cash provided by operating activities		        	3,485          		2,238


CASH FLOWS FROM INVESTING ACTIVITIES
Sale of Investments			                                               5,000
Capital expenditures			                              (263)          		(158)

Proceeds from sale of property		                      	24              		1
                                                    -----             -----
Net cash provided by (used in) investing activities 4,761	           	(157)


CASH FLOWS FROM FINANCING ACTIVITIES
Repayments on long-term debt		                        	(3)		           (60)
                                                     -----            -----
Net cash used in financing activities			               (3)	           	(60)


Net increase in cash during the period	 	           	8,243		          2,021
Cash and cash equivalents at beginning of period		   3,202	       	   3,651
	 	                                                  -----            -----
Cash and cash equivalents at end of period		       $11,445	         $ 5,672
                                                   =======          =======

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

(3)	Inventories consist of the following (in thousands):

                                   December 31, 1995         June 30, 1995
                                      (Unaudited)              (Audited)
Finished Goods                           $1,209                  $1,420

Work in Progress                            784                     348

Raw Materials                               413                     417
                                         ------                  ------
TOTAL                                    $2,406                  $2,185

(4)	Net earnings per common and common equivalent share are computed by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares consist of common stock, which may be issued upon exercise of outstanding stock options. For the three-month periods ending December 31, 1995 and 1994, weighted average shares were 4,478,000 and 4,451,000, respectively.

(5)	In March 1995 the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 121, "Accounting for Imparement of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (FAS 121) effective for fiscal years beginning after December 15, 1995. FAS 121 requires that long lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for imparement whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management believes that the adoption of FAS 121 will not have a material impact on the company.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (FAS 123) effective for fiscal years beginning after December 15, 1995. FAS
123 encourages, but does not require, companies to recognize compensation expense for employee stock-based arrangements based on their fair market value on the date of the grant. For non-employee stock-based aarrangements the company is required to adopt the fair value method If the Company chooses not to adopt FAS 123 it will be required to, in the footnotes of the financial statements beginning in the fiscal year ending June 30, 1997.

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

Reduction in the Department of Defense budget, continued Congressional and regulatory oversight of the Government procurement process, increased competition and industrial consolidations within the Company's traditional market niches, and the current Government procurement policy to award contracts based primarily on price and not exclusively on technical capabilities are all factors which may have a material effect on the Company's future operating revenues and profit margins. The Government's decisions of whether to exercise options presently held by the Company under existing contracts may also have an impact on the Company. These trends may result in delays in previously anticipated contracts or the loss of anticipated business to competitors. As a result, the reported financial information may not necessarily be indicative of the Company's future operating results or financial condition.

Significant Event

The Company had a $12.8 million contract with Advanced Medical Management Systems, Inc. (AMMS) for the production and exclusive worldwide distribution of its ImagClear(TM) medical digitizers. On July 17, 1995, the Company informed AMMS that they had 90 days to cure their delinquent status in paying invoices or they would be in default of the contract. AMMS failed to cure their delinquent status within the specified time period and was terminated for default by DBA. The Company is proceeding with plans to either replace AMMS with another reseller or bring the digitizers to market on its own.

Results of Operations

During the three-month period ended December 31, 1995, DBA recorded revenues of $4,596,000, down $918,000 from the $5,514,000 recorded in the comparable three-month period in the prior fiscal year. The decrease in revenues was primarily attributable to lower pass through of material costs on certain government contracts while value added revenues remained relatively constant. Operating income was $210,000 during the current three-month period, down $163,000 from $373,000 in the comparable period in the prior fiscal year. The current quarter's operating margin was 4.6% as compared to the operating margin of 6.8% in the prior year's comparable quarter. The slight decrease in operating margin was attributable to indirect cost accruals and other minor fluctuations in indirect expense recognition.

During the three-month period ending December 31, 1995, the Company recorded new business bookings of $16,163,000 as compared to $17,600,000 in the prior year. As a result, the backlog at September 30, 1995 was approximately $27,516,000, up $10,616,000 or 62.8% as compared to the June 30, 1995 balance of approximately $16,900,000. An order is entered into backlog only when the Company receives a definite commitment from a customer. The Company expects such timing differences in new business bookings for the current fiscal year will reverse throughout the year, and that overall, bookings will show a slight increase.

Interest expense during the current period was $49,000 as compared to $53,000 recorded in the comparable quarter in the prior fiscal year. The reduction in interest expense was attributable to pay down of the Company's long term debt during fiscal year 1995.

The Company currently has a net operating loss carryforward available for federal tax purposes. The benefit of a tax loss carryforward will be recorded when realized. The Company accrues a provision for state income taxes based on current income and the prevailing state tax rates.

As a result the above factors, net income was $215,000 in the current period as compared to $275,000 in the same period of the prior fiscal year. Fully diluted earnings per share were $.05 for the three months ending December 31, 1995 versus $.06 recorded in the comparable quarter in the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1995, the Company had working capital of approximately $16,858,000, up $860,000 or 5.4%, when compared to the $15,998,000 as of
June 30, 1995. Long term debt was $1,926,000 at September 30, 1995, unchanged from June 30, 1995. Accounts receivable-net decreased $3,248,000 from $4,919,000 at June 30, 1995 to $1,671,000 at December
31, 1995 due to efficient collection of outstanding trade receivables, aggressive pursuit of "past due" accounts and reversal of the AMMS invoices. Costs and estimated earnings in excess of billings on uncompleted contracts increased from $4,164,000 at June 30, 1995 to $4,609,000 at December 31, 1995 as a result of progress payment type billings and other more favorably negotiated billing terms on certain contracts.

The Company has a $4,000,000 unsecured line of credit with a bank which expires January 31, 1997. Amounts drawn on this line of credit accrue interest at either the bank's prime rate or the bank's LIBOR plus 2.5% as selected by the Company upon the utilization of any portion of the line of credit. The Company had no borrowings against the line of credit at December 31, 1995.

During the quarter ending December 31, 1995, the Company recognized additions to capital equipment of approximately $126,000. The Company believes capital requirements for fiscal 1996 can be internally generated from working capital or lease financing arrangements.

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

Pursuant to the requirements of Section 13 and 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be executed on its behalf by the undersigned, thereto duly authorized.

						DBA SYSTEMS, INC.



Date: _Feb. 14, 1996__________		By: ___John L. Slack_____________
                                       (Signature)
                         							John L. Slack
						                         	Chairman of the Board, President,
							                         Treasurer, Acting
						                         	and Chief Executive Officer



Date: _Feb. 14, 1996__________		By: ___Timothy L. Stull___________
                                       (Signature)
                         							Timothy L. Stull
						                         	Corporate Controller