Form 10-Q
period 1996-03-31
DBA SYSTEMS INC
filed 1996-05-15
CIK 27442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
  X		QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996
OR
		TRANSITION REPORT PURSUANT TO SECTION 13 OR
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

DBA Systems, Inc. Common Stock, $.10 par value, 4,458,975 shares outstanding as of March 31, 1996.

Total number of sequentially numbered pages:  10
The Exhibit index appears on sequential page 9



DBA SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share information)
(Unaudited)

                                             Three Months Ended       Nine Months Ended
                                                   March 31                March 31
                                            1996            1995     1996            1995
Revenues                                   $5,418         $10,585  $14,914         $23,819
Costs and expenses                          5,127          10,014   14,180          22,433
Operating income                              291             571      734           1,386

Other income (expense):
Interest income                               140              74      410             190
 Interest expense                             (43)            (48)    (133)           (158)
Other expense - net                           (90)            (47)    (189)           (184)
Total other expense - net                       7             (21)      88            (152)


Income before taxes                           298              550     822           1,234
Less provision for income taxes                26               20                      76                 42
Net Income                                 $  272         $    530  $  746         $ 1,192


Net Earnings per common
   and common equivalent share             $  .06         $    .12  $  .17         $   .27


Net Earnings per common share
   assuming full dilutition                $   .06        $    .12  $  .17         $   .27


Primary weighted shares
 outstanding.                                4,488           4,524   4,486           4,446


Fully diluted shares
outstanding                                  4,488           4,524   4,486           4,450






See accompanying notes.


DBA SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                          March 31, 1996      June 30, 1995
ASSETS                                      (Unaudited)         (Audited)
Current Assets:
   Cash and cash equivalents                $10,532              $3,202
Investments                                                                           5,000
Accounts receivable - net                     3,353               4,919
 Costs and estimated earnings in
 excess of billings on uncompleted
 government contracts                         4,306               4,164
            Inventory                         2,465               2,185
            Other current assets                770                 387
            Total Current Assets             21,426              19,857
Property:
    Cost                                     21,702              21,691
     Less accumulated depreciation
     and amortization                        10,567              10,159
Property--net                                11,135              11,532
Other Assets:
  Cost in excess of value of net assets of
  businesses acquired                           233                 239
             Other assets                       442                 581
             Total Other Assets                 675                 820

Total Assets                                $33,236             $32,209

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                          $ 1,690             $ 1,556
  Accrued expenses                            1,218               1,261
Billings in excess of costs and
 estimated earnings on uncompleted
 government contracts                           631                  694
Estimated losses on uncompleted contracts       340                  241
Other current liabilities                       144                  107
Total Current Liabilities                     4,023                3,859

Long-term Debt                                1,926                1,926

Stockholders' Equity:
 Common stock                                   554                  551
 Paid-in capital                             24,432               24,307
 Retained earnings                           21,327               20,548
   Total                                     46,313               45,406
Treasury stock                              (19,026)             (18,982)
  Stockholders' Equity - net                 27,287               26,424

Total Liabilities and Stockholders' Equity  $33,236              $32,209

See accompanying notes.



DBA SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

                                                   Nine Months Ended
                                             March 31, 1996  March 31, 1995
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                      $   746      $   1,192
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation and amortization                    771            868
   Gain on sale of assets                                            2
   Decrease (increase) in current assets:
     Accounts receivable                          1,566         (2,455)
     Costs and estimated earnings in excess of
      billings on uncompleted contracts            (142)        (1,325)
     Inventory                                     (280)           (12)
     Other current assets                          (382)           656

Increase (decrease) in current liabilities:
   Accounts payable                                 134          1,871
   Accrued expenses                                 (43)           211
   Billings in excess of costs and estimated
    earnings on uncompleted contracts               (63)           239
   Estimated losses on uncompleted contracts         99            349
   Other current liabilities                         37             21
Other - net                                         139             16
Net cash provided by operating activities         2,582          1,633

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of Investments                               5,000
Capital expenditures                               (277)          (386)
Proceeds from sale of property                       25              1
Net cash provided by (used in) investing
activities                                        4,748           (385)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments on long-term debt                         (0)          (805)
Net cash used in financing activities                (0)          (805)
Net increase in cash during the period            7,330            443
Cash and cash equivalents at beginning of period  3,202          3,651
Cash and cash equivalents at end of period      $10,532        $ 4,094

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

(3)         Inventories consist of the following (in thousands):

                                       March 31, 1996         June 30, 1995
                                        (Unaudited)             (Audited)
               Finished Goods             $1,130                  $1,420
               Work in Progress              921                     348
               Raw Materials                 414                     417
                 TOTAL                    $2,465                  $2,185

(4) Net earnings per common and common equivalent share are computed by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares consist of common stock, which may be issued upon exercise of outstanding stock options. For the three-month periods ending March 31, 1996 and 1995, weighted average shares were 4,488,000 and 4,524,000, respectively.

(5) In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed
Of" (FAS 121) effective for fiscal years beginning after March 15, 1995. FAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management believes that the adoption of FAS 121 will not have a material impact on the Company.

             In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (FAS) No. 123, "Accounting for Stock Based Compensation" which will be effective for the Company beginning after January 1, 1996. FAS No. 123 requires expanded disclosures of stock-based arrangements based on their fair market value on the date of the grant. For non-employee stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair market value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No.
25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.


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

Results of Operations

During the three-month period ended March 31, 1996, DBA recorded revenues of $5,418,000, down $5,167,000 from the $10,585,000 recorded in the comparable three-month period in the prior fiscal year. The decrease in revenues was primarily attributable to lower pass through of material costs on certain government contracts while value added revenues remained relatively constant. Operating income was $291,000 during the current three-month period, down $280,000 from $571,000 in the comparable period in the prior fiscal year. The current quarter's operating margin was 5.4% as in the prior year.

During the three-month period ending March 31, 1996, the Company recorded new business bookings of $2,074,000 as compared to $3,217,000 in the prior year. As a result, the backlog at March 31, 1996 was approximately $24,150,000 ,up $7,250,000 or 42.9% as compared to the June 30, 1995 balance of approximately $16,900,000. An order is entered into backlog only when the Company receives a definite commitment from a customer. The Company expects such timing differences in new business bookings for the current fiscal year will reverse throughout the year, and that overall, bookings will show a slight increase.


Interest expense during the current period was $43,000 as compared to $48,000 recorded in the comparable quarter in the prior fiscal year.

The Company currently has a net operating loss carryforward available for federal tax purposes. The benefit of a tax loss carryforward will be recorded when realized. The Company accrues a provision for state income taxes based on current income and the prevailing state tax rates.

As a result the above factors, net income was $272,000 in the current period as compared to $530,000 in the same period of the prior fiscal year. Fully diluted earnings per share were $.06 for the three months ending
March 31, 1996 versus $.12 recorded in the comparable quarter in the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1996, the Company had working capital of approximately $17,403,000, up $1,405,000 or 8.8%, when compared to the $15,998,000 as of June 30, 1995. Long term debt was $1,926,000 at March 31, 1996 unchanged from June 30, 1995. Accounts receivable-net decreased $1,566,000 from $4,919,000 at June 30, 1995 to $3,353,000 at March 31, 1996 due to
efficient collection of outstanding trade receivables, aggressive pursuit of "past due" accounts. Costs and estimated earnings in excess of billings on uncompleted contracts increased from $4,164,000 at June 30, 1995 to $4,306,000 at March 31, 1996 as a result of progress payment type billings and other more favorably negotiated billing terms on certain contracts.

The Company has a $4,000,000 unsecured line of credit with a bank which expires January 31, 1997. Amounts drawn on this line of credit accrue interest at either the bank's prime rate or the bank's LIBOR plus 2.5% as selected by the Company upon the utilization of any portion of the line of credit. The Company had no borrowings against the line of credit at March 31, 1996.

During the quarter ending March 31, 1996, the Company recorded additions to capital equipment of approximately $28,000. The Company believes capital requirements for fiscal 1996 can be internally generated from working capital or lease financing arrangements.

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

                                     DBA SYSTEMS, INC.


Date: ____________________           By:  Charles B. Robertson
                                          (Signature)




Date: ____________________           By: Edward M. Bielski
                                         (Signature)