Form 10-K
period 1996-06-30
DBA SYSTEMS INC
filed 1996-09-20
CIK 27442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
(Mark One)
  X		ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
	THE SECURITIES EXCHANGE ACT OF 1934[FEE REQUIRED]

			For the fiscal year ended June 30, 1996
						OR
		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
		OF THE SECURITIES EXCHANGE ACT OF 1934
			For the transition period from ____________ to  ___________

				Commission file number 2-30257

DBA SYSTEMS, INC.
(Exact name of registrant as specified in its charter)
	Florida									    59-0996417
(State or other jurisdiction of							(I.R.S. Employer )
incorporation or organization)							Identification No.)

1200 South Woody Burke Road, Melbourne, Florida  32901
(Address of principal executive offices)  (Zip Code)

(407) 727-0660
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) or the Act:

Title of each class	Name of each exchange on which registered
DBA Systems, Inc., Common Stock, $.10 par value	NASDAQ

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes____     No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K [ ]

As of August 30, 1996, 4,483,038 shares of the Registrant's Common Stock, excluding stock held in Treasury, were issued and outstanding, and the aggregate market value of such shares held by nonaffiliates of the Registrant on such date was approximately $20,535,000 (based on the last price on that date of $4.75 per share).

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

Electro-Optical Systems encompasses DBA's design, development and manufacture of electronic products and systems. This equipment is primarily used in the test and evaluation of weapons systems and are employed in both test and training environments. Specific products include automatic video trackers for use in precision test range applications and tactical fire control systems and infrared sources used in the calibration of infrared images and heat seeking missiles. Systems include range systems for crew and system training against high fidelity replications of air defense threats in simulations as well as test range command and control systems for evaluation of crew and system effectiveness.

Products designed and developed for production are manufactured at the Melbourne manufacturing facility and include video trackers, IR test sets, high resolution image scanners, telemetry systems and missile simulators.

The following table reflects the revenues recorded by the above areas of concentration during the prior three fiscal years:

	PERCENT OF TOTAL REVENUES
                    	      Fiscal Year Ended June 30,
                           	1996     	1995    	1994
Imaging Systems	             62%	      68%      55%
Electro-Optical Systems	     38%    	  32%   	  45%
     Total                 	100%    		100%	   	100%

Imaging Systems

The Company continues to face the challenge of increased competition for declining defense dollars in its traditional business areas. Consequently, the Company remain vigilant for opportunities to expand our product and service lines and markets. Our continuing goal of participating in larger programs has caused us to intensify our efforts to develop strategic alliances with major firms that can utilize DBA's leading-edge imaging technology to complement their resources and strengthen their overall competitive position. Additionally, the Company has continued its research and development efforts directed toward new digital-imaging technologies, including the development of low-cost, high resolution digitizers; data compression techniques, and other technologies targeted to government and commercial markets.

Product Enhancements

Considerable interest has been demonstrated by foreign governments for an enhanced capability to exploit multisource softcopy imagery. In response to that interest, we are exploring the possibility of providing a commercial imagery exploitation system which will provide imagery enhancement and manipulation. This concept also lends itself to the incorporation of the unique Russian imagery data, which we have access to, as imagery source materials. These source materials offer DBA an accessible, unclassified, high resolution, multisensor data set from which valuable information can be acquired and exploited. This combination of enhanced imagery exploitation capabilities and source material provides an attractive capability to foreign governments to enable them to acquire information in numerous and varied areas of interest.

A future threat simulation and training product currently being researched for possible future development is the Universal Man-Portable Air Defense System (MANPADS). This system would greatly increase the flexibility of the current PADS by permitting the operations of multiple systems with the same scoring package while at the same time allowing the incorporation of new systems.

Several potential product enhancements are being explored in conjunction with the continuing development of the Prompting Mammography (PROMAM) system. In addition to expanding its applications within the field of mammography itself, opportunities appear to exist in other medical diagnostic applications, e.g. x-ray, and possibly spinning off PROMAM techniques to other business areas such as non-destructive testing (NDT).

Finally, we are exploring several enhancements in our video trackers and electronic systems product lines which will increase their flexibility in terms of data processing while at the same time making them more competitive in terms of state-of-the-art technology and cost.

Proprietary Imaging

This business area originated in the late 1960's and early 1970's from research and development efforts of the Company which were associated with the exploitation of large area photographic imagery. These activities led to several multimillion dollar contract awards. DBA's expertise resides in the development of the mathematical techniques, systems design and software used to analyze imagery in support of creating large area, geometrically-precise data bases. These programs typically involve one-of-a-kind systems comprised of DBA-developed scientific applications software and mainframe or super-mini computer hardware configurations. Development extends over several years with DBA proceeding through various formal customer design reviews and factory and final acceptance reviews. Subsequent to delivery, DBA often provides operations and maintenance support throughout the system life cycle. In December 1995 DBA received a two-year O&M (Operations and Maintenance) contract extension in this area for $12.8 million. Included in the negotiations was an option for a third year at $7.3 million. Additionally, a study concerning softcopy applications was initiated with completion scheduled for September 1996. The results of this study are expected to lead to a major hardware and software upgrade over and above the current contract value.

Tactical Imagery Exploitation

During fiscal year 1996, DBA successfully completed the production and delivery of the third Modernized Imagery Exploitation System (MIES) for the U.S. Army. Additionally, the Company successfully delivered several enhancements to the MIES to include the Requirements Management System
(RMS), large format printer vans and vans for field service representatives. In recognition of its expertise and past success on the MIES program, DBA was awarded an $8.8 million contract to perform modifications to the MIES to bring the systems into conformance with the recently adopted acquisition standards for the Common Imagery Ground/Surface System (CIGSS). These important and significant modifications are designed to facilitate migration of existing imagery systems to a common interoperable baseline. Moreover, the program will provide for a family of scaleable, extensible and interoperable image processing and exploitation systems which will provide the warfighter rapid remote access to airborne and national imagery and imagery products.

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

The Company's threat simulation activities focus on the development of replicas of foreign weapon systems that threaten all branches of the U.S. military forces. DBA's air defense weapon simulators give U.S. pilots the opportunity to engage realistic threats during training and operational exercises. This type of training results in increased survivability and fewer casualties. DBA was awarded a three year $9.4 million Time and Material (T&M) Contract in support of the Threat Simulator Management
Office (TSMO) and continues to receive Tasking Orders from the TSMO program office. In fiscal year 1996, over $2 million in Tasking Orders were received.

SED Division continues to perform very successfully, both as the prime contractor and as a subcontractor, in the provision of Infrared Target Simulators (IRTS) to both the U.S. Air Force and U.S. Navy. The IRTS provides simulated infrared targets for operational testing of the Maverick, GBU-15 and AGM-130 missiles. In addition, DBA technology from the IRTS program has been used in support of the SLAM and Harpoon programs and to develop TV, laser and other simulators for other U.S. and foreign consumers. The progression of target simulators and missiles over the past 15 years has resulted in contracts with value in excess of $21 million to customers world wide. Moreover, current prospects for sales in the coming fiscal year are encouraging, with a number of Foreign Military Sales (FMS) identified.

DBA's international business in the SED area has partially offset the impact of the continuing decline in U.S. defense spending. Anticipating this change of market emphasis over two years ago, the Company has placed increased focus on the development of export business opportunities and the creation of products for the commercial market in the SED area.

Electro-Optical Tracking Systems

SED produces Electro-Optical Tracking Systems for use by U.S. and foreign test ranges. These systems are mobile, turn-key range units designed to support both developmental and operational weapon system testing requirements. Capable of infrared and visual tracking, annotation and recording, these Electro-Optical Tracking systems provide manual and automatic tracking of selected targets, including aircraft, rockets, missiles, and land vehicles. Test data is recorded locally at the system control console and also transmitted in real-time to remote test control facilities for display and recording.

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

Air Defense Autotrackers

SED Division has enjoyed enviable success in developing and producing the Automatic Video Tracker to Boeing for the U.S. Army's Pedestal Mounted Stinger Air Defense System, also known as the Avenger program. SED efforts on this program caused DBA to be nominated for and selected to receive the prestigious award as the Small Business Administration Subcontractor of the Year Award for Region IV.

The Boeing built Avenger is the U.S. Army's line-of-sight rear area defense system. It carries eight Stinger missiles ready for rapid firing from a gyroscope stabilized turret. The Army's "HUMMER" is the primary Avenger Platform; however, it is also designed to operate in a stand-alone configuration. The Avenger was developed using principally off-the-shelf components existing in the Army's inventory, such as the DBA Autotracker.
The U.S. Congress has pointed to the Avenger as an example of a cost effective system procurement by the virtue of its off-the-shelf, non-developmental nature, thus saving the government millions of development dollars. DBA continues to produce video trackers for Avenger systems for employment by U.S. military forces. Moreover, prospects for foreign military sales (FMS) over the next two fiscal years appear to be positive. DBA's performance on the Avenger program has resulted in a number of follow-on awards. Most notable was DBA's selection to develop, in conjunction with the Army, a Depot Level Repair facility allowing Army personnel to maintain the fielded Avenger systems. In addition, 16 contracts for spare trackers and boards totaling over $1.1 million were awarded.

Medical Autotracker

DBA has migrated autotracker technology, developed for tactical and range applications, into the personal computer (PC) environment. This transition has opened a number of potential markets for both clinical and research applications. During fiscal year 1996, DBA was awarded and completed a Phase I, Small Business Innovative Research (SBIR) grant to investigate the feasibility of developing a Video Photorefractometer to determine near and far sightedness in infants and non-cooperative subjects. A Phase II SBIR application is being prepared which, if awarded, will allow development of a prototype instrument for clinical testing.

Another Phase I SBIR, for an Infant Binocular Test system allowing non-intrusive detection of eye disorders in infants, is to be awarded in fiscal year 1997.

Both systems utilize DBA's PC tracker to acquire the real-time parametric data required to implement the two requirements.

Another application is in the area of human factors research. DBA successfully delivered to the Department of Transportation an automatic Video Data Reduction system, as part of a Phase II SBIR award. The system is structured around DBA's PC tracker and provides precise vehicle position relative to the road lane markers. The system is used to evaluate a driver's response to external stimulus, in designing safer roads and cars.

Customers and Suppliers

During the fiscal years which ended June 30, 1996, 1995 and 1994, approximately 95%, 88% and 92% respectively, of the Company's revenues were derived from contracts with agencies of the U.S. Government and from subcontracts with Government prime contractors. The Company performs work under fixed-price, time and material and cost-plus-fee contracts. Contracts performed for the Government are generally terminable at the will of the Government or subject to re-negotiation at the election of the Government. Future revenues and income of the Company could be materially affected by changes in Government procurement policies or a reduction in Government expenditures for services of the type provided by the Company. The Company is not dependent on any one supplier in connection with the development or manufacture of its products and services. For the fiscal year which ended June 30, 1996, less than 17% of the Company's revenues were dependent upon sole source suppliers.

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


The following table reflects the independent research and development funds not specifically related to particular contracts expended by the Company over the last three fiscal years:

          	                       Fiscal Year Ended June 30,
                                  1996      	1995      	1994
Total Research & Development	  	$424,000  	$331,000  	$206,000

 Backlog

The Company's backlog of unfilled orders at June 30, 1996 was approximately $28.4 million as compared to $16.9 million at June 30, 1995. Approximately $22.9 million of the June 30, 1996 backlog is expected to be converted into revenues during the fiscal year ending June 30, 1997. An order is entered into backlog only when the Company receives a definite commitment from a customer.

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

Divisions of certain large industrial concerns with financial resources and facilities substantially greater than those of DBA, such as E-Systems, General Dynamics, Intergraph, Lockheed-Martin, TRW, Westinghouse and Contraves, are active in fields similar to those of the Company. DBA also experiences competition from other specialized firms, such as Morpho, Autometrics, SAIC, Synectics and Metric.

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

Employees

As of June 30, 1996, the Company had 207 full-time employees. The Company is not subject to any collective bargaining agreements with its employees.

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

Location	                 		 Title	      	Size		        	Use
1200 S. Woody Burke Rd.  	  Land Lease	 	64,000 sq. ft.		Engineering, office
Melbourne, FL		             Improvements			             	space & assembly
				                        Owned				                   	area

Redwood Plaza 1		           Leased	     	20,060 sq. ft.		Office space
10560 Arrowhead Dr.
Fairfax, VA

2931 Poinciana Blvd.   		   Owned	      	141,500 sq. ft.	Manufacturing &
Kissimmee, F						                                       warehouse space
                                                         held for sale

1101-1103 W Hibiscus Blvd.  Owned	       	27,500 sq. ft.		Office space &
Melbourne, FL							                                      retail	space


ITEM 3.	LEGAL PROCEEDINGS

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

The Company maintains officers' and directors' liability insurance which insures individual officers and directors of the Company against certain claims as well as attorney's fees and related expenses incurred in connection with the defense of such claims.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year through solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
SECURITY

A.	DBA common stock, par value $.10, is currently traded on NASDAQ/NMS.
The high and low closing price for each quarterly period during the last two fiscal years is as follows:

                         	Lowest   	Highest
1st Quarter FY96		        	5 1/2	   	7 1/4
2nd Quarter FY96		        	4 3/8	   	7 1/8
3rd Quarter FY96		        	4 1/8	   	5 3/8
4th Quarter FY96	        		4 7/8   		5 7/8

1st Quarter FY95	        		3 7/8   		4 3/16
2nd Quarter FY95		        	3 7/8	   	8
3rd Quarter FY95		        	6 3/8	   	9 3/8
4th Quarter FY95		        	6 3/4	   	8

B.	The number of record holders of DBA Systems, Inc. common stock as of
June 30, 1996 and 1995 was 614 and 695, respectively.

C. As of June 30, 1996, DBA Systems, Inc. has not declared nor paid dividends. Although the Company intends to continue to invest any future earnings in its business, it may determine at some future date the payment of cash dividends would be desirable. The payment of such dividends would depend, among other things, upon the earnings and financial condition of the Company.

D.	Convertible Subordinated Debentures

During November, 1985, DBA sold $34,000,000 of Convertible Subordinated Debentures, due November 1, 2010 (the "Old Debentures"), which generated proceeds of approximately $33,000,000 net of closing costs. The debentures pay interest semi-annually at an interest rate of 8.25% and are convertible into DBA common stock at $19.50 per share, subject to adjustments in certain events. As of June 30, 1996, $1,926,000 of the Old Debentures were outstanding.

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

ITEMS 6, 7 AND 8

The information called for by Items 6, 7 and 8, inclusive of Part II of this form, is contained in the following sections of this Report at the pages indicated below:

						          Captions and Pages(s) of this Report
ITEM 6     	Selected Financial Data      	"Selected Financial Data"	15

ITEM 7     	Management's Discussion and  	"Management's Discussion and
           	Analysis of Financial         	Analysis"	15-19
	           Condition and Results of
            Operations

ITEM 8     	Financial Statements and      	DBA Systems, Inc. and Subsidiaries
           	Supplementary Data            	"Consolidated Financial
                                           Statements"	20-34

ITEM 9.    	Changes in and Disagreements With Accountants on Accounting and
            Financial Disclosure.
Not applicable

PART III

The information required to be set forth herein, Item 10, "Directors and Executive Officers of the Registrant"; Item 11, "Executive Compensation";
Item 12, "Security Ownership of Certain Beneficial Owners and Management"; and Item 13, "Certain Relationships and Related Transactions", is included in a definitive Proxy Statement pursuant to Regulation 14A, which is incorporated herein by reference, filed with the Securities & Exchange Commission not later than 120 days after close of the fiscal year ended June 30, 1996.


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

A-3	Exhibits required to be filed by Item 601(a) of Regulation S-K are included as exhibits to this Report as follows:

    3(i)	Articles of Incorporation of the Registrant, as amended, are included as an exhibit to this Report. (Incorporated by reference to Registrant's 1985 Form 10-K.)

    3(ii)	By-Laws of the Registrant, as amended, are included as an exhibit to this Report. (Incorporated by reference to Registrant's 1985 Form
    10-K.)

    4(a)	Form S-2 Registration Statement (Convertible Subordinated Debenture
    Offering) filed with the SEC on September 25, 1985, as amended by
    Amendment No. 1, filed October 18, 1985, as amended by Amendment No. 2, filed November 14, 1985, all of which are incorporated herein by reference.

   4(b)	Form S-8 Registration Statement (Employee Incentive Stock Option
   Plan-1982, Directors' Stock Option Plan-1982, and Directors' Stock Option Plan-1987) filed with the SEC on June 17, 1988 are incorporated herein by reference.

   4(c)	Form 13E-4 filed with the SEC on March 12, 1991, as amended by
   Amendment No. 1 filed April 9, 1991, as amended by Amendment No. 2 filed April 16, 1991, as amended by Amendment No. 3 filed April 23, 1991, as amended by Amendment No. 4 filed May 8, 1991 is incorporated herein by reference.

   4(d)	Form 13E-4 filed with the SEC on June 22, 1992, as amended by
   Amendment No. 1 filed on July 24, 1992, is incorporated herein by reference.

   4(e)	Form S-8 Registration Statement (Employee Incentive Stock Option
   Plan-1992, and Directors' Stock Option Plan-1993), filed with the SEC on February 18, 1994 are incorporated herein by reference.

   10(a)	Lease dated July 9, 1981, between the Registrant and City of
   Melbourne Airport Authority. (Incorporated by reference to Registrant's 1982 Form 10-K.)

   10(b)	Employee Retirement Plan and Trust.  (Incorporated by reference to the 1979 Definitive Proxy Statement  of the Company.)

   10(e)	Bonus agreement dated August 10, 1989 between DBA Systems, Inc.
   and John L. Slack.  (Incorporated by reference to the Registrant's 1990
   Form 10-K.)

   10(f)	Lease agreement executed on June 24, 1993 between the registrant and the Equitable Life Assurance Society of the United States.

   10(g)	1992 Employee Incentive Stock Option Plan. (Incorporated by
   reference to the 1992 Proxy Statement of the Company.)

   10(h)	1993 Directors' Stock Option Plan. (Incorporated by reference to the 1993 Proxy Statement of the Company.)

   11	Computation of Earnings per Share.

   21	Subsidiaries of the Registrant.


Registrant agrees to furnish the Commission, upon request, a copy of each instrument with respect to issues of long-term debt. The principal amount of any individual instrument, which has not been previously filed, does not exceed ten percent of the total assets of the Registrant and its subsidiaries on a consolidated basis.

B.	Reports on Form 8-K

The Company had no filings on Form 8-K during the fourth quarter of the fiscal year ending June 30, 1996.

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                       						DBA SYSTEMS, INC.
					                       	(Registrant)

DATED:	September 16, 1996


						By________________________
         (signature)
							John L. Slack
							Chairman of the Board, President,
							Treasurer, Acting, &
							Chief Executive Officer





						By_________________________
             (signature)
							Charles B. Robertson
							Vice President of Administration
							Corporate Secretary





						By________________________
            (signature)
							Edward M. Bielski
							Corporate Controller

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                			       	TITLE		                   		DATE




- ------------------------- 	   Treasurer, Acting
(signature)                  	(Principal Financial Officer)
John L. Slack


- ------------------------    		Director
(signature)
Dr. Richard N. Baney




_______________________       Director
(signature)Dr. Joseph A. Boyd




- -----------------------   			Director
(signature) Ambassador Robert F. Ellsworth




_______________________     Director
(signature) William C. Potter




- -----------------------     Director
(signature) Dr. Lynn E. Weaver

INDEX TO FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS
Page(s) in this Report
The following documents are filed as part of this Report:

(1)	Financial Statements:

	Selected Financial Data	15

	Management's Discussion and Analysis	15-19

	Quarterly Financial Data (Unaudited)	20

	Consolidated Statements of Income for the
	  years ended June 30, 1996, 1995 and 1994	21

	Consolidated Balance Sheets at June 30, 1996 and
	  June 30, 1995	22-23

	Consolidated Statements of Cash Flows for the years ended
	  June 30, 1996, 1995 and 1994	24-25

	Consolidated Statements of Stockholders' Equity for the years
		ended June 30, 1996, 1995 and 1994	26

	Notes to Consolidated Financial Statements 	27-34

	Independent Auditors' Report 	35

(2)	Valuation and Qualifying Accounts

	II	Allowance for Doubtful Accounts on Accounts Receivable	36

(3)	Exhibits

	11	Computation of Earnings per Share	38

	21	Subsidiaries of the Registrant	39

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

DBA Systems, Inc. and Subsidiaries


SELECTED FINANCIAL DATA
(In Thousands, Except Per Share Information)

		                          Year Ended June 30,
               	          1996      	1995     	1994    	1993    		1992
Revenue	              	$ 20,470		 $ 29,696 	$ 24,316		$ 33,298	 $ 38,570
Operating income	     	$	 1,140  	$  1,675 	$ 	1,231 	$  3,047 	$  3,203
Net income	           	$	 1,161	  $	 1,502	 $   	837 	$  2,209 	$  1,939
Total assets	         	$ 33,851	 	$ 32,209 	$ 29,061 	$ 30,687 	$ 31,046
Long-term debt	       	$  1,926  	$	 1,926 	$  2,540 	$  4,816 	$  9,359
Stockholders' equity	 	$ 27,815 		$ 26,424 	$ 24,632 	$ 22,071 	$ 15,834

Earnings per common
 share assuming full
 dilution:


Net income per share	    	$ .26     	$	.34	    	$ .20    $ .56     	$ .61

Management's Discussion and Analysis

Business Environment

The defense industry continues to experience numerous mergers and consolidations of companies doing business with the Federal Government, and this trend is expected to continue for the immediate future. In addition, the Federal Government continues to decrease in size, it is increasing the scrutiny of its spending in the high technology and defense areas. Therefore, competition for available contracts remains intense. In response, the Company has aggressively managed its costs, focusing resources on new business opportunities with the greatest promise of success. Current and long-term liabilities remain at very low levels in order to position the Company to take advantage of market opportunities. Indirect costs have been maintained at historically all-time-low levels to enhance competitiveness in the fierce marketplace. The Company will continue to maintain this posture as it marches through the challenging transition period of capturing commercial markets.

Reduction in the Department of Defense budget, continued Congressional and regulatory oversight of the Government procurement process, increased competition within the Company's traditional market niches, and the current Government procurement policy to award contracts based primarily on price and not exclusively on technical capabilities are all factors which may have a material effect on the Company's future operating revenues and profit margins. The Government's decisions reguarding options presently held by the Company under existing contracts may also have an impact on the Company. These trends may result in delays in previously anticipated contracts or the loss of anticipated business to competitors. As a result, the reported financial information may not necessarily be indicative of the Company's future operating results or financial condition.

Results of Operations

The following table sets forth, for the periods indicated, the percentage that certain items in the Company's Consolidated Statements of Income bear to revenues and the annual percentage change of such items for the period indicated:

                   	Percentage of Revenues	    	Percentage Change
	                     Year Ended June 30,	     	Year Ended June 30,
                    	1996   	1995    	1994      	1995 to  	1994 t
				                                               1996     	1995
Revenues	           	100.0% 	100.0% 	100.0%       	(31.1)%   	22.1%
Costs and expenses		  94.4	   94.4  	  94.9 	      (31.0)    	21.4
Operating income	     	5.6    	5.6     	5.1       	(31.9)    	36.1

Interest income	      	2.8    	1.0     	0.4       	 93.3    	203.1
Interest expense	    	(0.9)  	(0.7)   	(1.5)      	(12.1)   	(43.9)
Other expense - net		 (1.4)   (0.7)   	(0.5)	       27.9     	90.8
Total other expense	  	0.5   	(0.4)	   (1.6)     	(180.9)   	(65.3)

Income before taxes	  	6.1    	5.2     	3.5       	(19.3)    	80.8
Provision for taxes	 	(0.4)  	(0.1)   	(0.1)      	102.4    	147.1

Net income 	          	5.7%   	5.1%	    3.4%      	(22.7)%   	79.5%

During the years ended June 30, 1996, 1995 and 1994, approximately 95%, 88% and 92%, respectively, of the Company's revenues were derived from contracts with agencies of the U.S. Government and from subcontracts with government prime contractors. Future revenues and income of the Company could be materially affected by changes in Government procurement policies or a Reduction in Government expenditures for services of the type provided by the Company. The Company's business is performed under cost reimbursement, fixed price and fixed rate time and material contracts.

Significant Event

The Company has a $12.5 million contract with Advanced Medical Management Systems, Inc. (AMMS) for the production and exclusive worldwide distribution of its ImagClear (TM) medical digitizers. On August 10, 1995, the Company filed suit in the U.S. District Court to recover liquidated damages which arose from non-performance of the contract by AMMS. Six defendants were named in the lawsuit: AMMS, Manatee Insurance Company (guarantor of the contract), Mr. Gary Long (director of Manatee), Johnston & Kent Securities, Inc. (brokers), Mr. George Johnston and Mr. Bob Wilson. As of August 1996, Manatee Insurance Company and Mr. Wilson had been served with a Summons and Complaint.

At this time, the Company is not able to assess the probability of recovering any damages resulting from this contract default.

Fiscal Year 1996 Compared with Fiscal Year 1995

Revenues for the fiscal year ending June 30, 1996 were approximately $20,470,000 a decrease of $9,226,000 or 31.1% when compared to the $29,696,000 recorded in the prior fiscal year. The decrease in revenues was attributable to default of the AMMS production contract and loss of expected competitively bid government proposals. The Company recorded approximately $32,100,000 in new bookings during fiscal 1996 as compared to approximately
$23,000,000 during fiscal 1995.   Increased bookings in fiscal year 1996 were
due mainly to follow-on procurements of Proprietary Imagery Exploitation and Tactical Imagery Exploitation which occur every two years.

Costs and expenses decreased from approximately $28,021,000 for the fiscal year ending June 30, 1995 to approximately $19,330,000 for the fiscal year ending June 30, 1996. The decrease in costs and expenses was attributable to lower levels of direct contract activity. Indirect support costs were reduced by approximately $9,000 or 0.1% from fiscal 1995 to fiscal 1996.

Interest expense for fiscal 1996 was $175,000 as compared to $199,000 during fiscal 1995. The reduction in interest expense was primarily attributable to advance payment of the Company's Industrial Development Revenue Bonds in 1995.

As a result of the above factors net income of $1,161,000 was earned during fiscal 1996 as compared to $1,502,000 in the prior fiscal year.


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

The Company has entered into certain contracts with The Sokol Group, Inc., whose President and CEO is a DBA director. Under such contracts, the Company recognized revenues of approximately $128,000 and $315,000 for the fiscal years ending June 30, 1995 and 1994, respectively.

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

The Company entered into certain contracts with The Sokol Group, Inc., whose President and CEO is a DBA director. Under such contracts, the Company recognized revenues of approximately $315,000 and $235,000 for the fiscal years ending June 30, 1994 and 1993, respectively.

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


Liquidity and Capital Resources

At June 30, 1996, the Company had working capital of approximately $18,215,000 as compared to approximately $15,998,000 at June 30, 1995. The current ratio on June 30, 1996 was approximately 5.44:1 versus 5.15:1 on June 30, 1995. The Company has retained a very strong cash position and remains financially flexible.

The Company has a $4,000,000 unsecured line of credit with a bank which expires January 31, 1997. Amounts drawn on this line of credit accrue interest at either the bank's prime rate or the bank's LIBOR plus 2.5%, as selected by the Company upon the utilization of any portion of the line of credit. The Company had no borrowings against the line of credit at June 30, 1996.

During the year ended June 30, 1996, the Company incurred capital expenditures of approximately $333,000 for manufacturing equipment, test fixtures and office equipment which were financed from working capital.
The Company believes capital requirements for fiscal 1997 can be internally generated from working capital. The Company anticipates that capital requirements for fiscal 1997 will include manufacturing equipment, test fixtures and office equipment and will be comparable or less than the amounts incurred during fiscal 1996. The Company believes its capital requirements in the foreseeable future will be similar to those experienced in the recent past and will be funded through working capital or lease financing arrangements.

The only long-term liability outstanding, consists of Convertible
Subordinated Debentures of  $1,926,000.

In connection with the sale of the Company's commercial operations to an unrelated entity (the "Buyer") in 1987, the Company was named as a guarantor under a mortgage assumed by the Buyer. The mortgage was collateralized by a building which the Buyer sold for less than the mortgage value during October 1994. In exchange for settlement of the mortgage, the Company received a promissory note from the Buyer in the amount of $250,000, plus interest at the prime lending rate plus 1.50%. The note is payable in quarterly installments of $16,666 which began March 31, 1995 and concludes
March 31, 1997. On June 30, 1996, the balance outstanding on the promissory note was $66,664.

On July 17, 1992, DBA completed its offer (the "Offer") to issue and deliver to each holder of its 9.5% Convertible Subordinated Debentures due 2003 (the "New Debentures") an additional five (5) shares of the Company's common stock for each $1,000 principal amount of its New Debentures tendered for conversion into common stock. The New Debentures are convertible at the option of the holder, at the conversion price of $4.00 per share, into 250 shares of common stock for each $1,000 principal amount of Debentures. The Offer was subject to the terms and conditions of the Company's Offering Circular dated June 19, 1992.

Prior to the Offer, the Company had $5,272,000 aggregate principal amount of New Debentures outstanding. Approximately $3,956,000 or 75% of the New Debentures were tendered and accepted by the Company for conversion. The Company issued approximately 1,010,000 shares of DBA common stock as a result of the conversions.

On December 2, 1993, the Company called all of its outstanding 9.5% Convertible Subordinated Debentures in the amount of $1,311,000 for redemption. The Debentures were convertible into common stock of the Company at a conversion price of $4.00 per share. Debentures not converted into stock were redeemed for $21,000 cash. Approximately $1,290,000 Debentures were submitted for conversion into 322,500 shares of the Company's common stock.

DBA Systems, Inc. and Subsidiaries

QUARTERLY FINANCIAL DATA
(Unaudited)
(In Thousands, Except Per Share Information)

Selected quarterly financial data is summarized as follows:

                                        		Quarter Ended
1996                             	Sep 30  	Dec 31  	Mar 31   	Jun 30

Revenues		                       	$4,900			$4,596		 $5,418    $5,556
Operating income	                	$ 	233  	$ 	210		 $  291   	$ 	406
Income before income taxes      		$ 	275  	$ 	249   $  298  		$ 	424
Net income	                      	$ 	259  	$ 	215	  $  272 	 	$ 	415

Fully-diluted earnings per share		$ 	.06  	$ 	.05	  $	 .06   	$ 	.09




                                          		Quarter Ended
1995                              Sep 30   	 Dec 31  	Mar 31  	Jun 30

Revenues                        		$	7,720   	$	5,514	 $10,585 	$	5,877
Operating income	                	$  	442   	$  	373 	$  	571 	$  	289
Income before income taxes	      	$  	400   	$  	284 	$  	550 	$  	310
Net income	                      	$  	387   	$  	275  $  	530 	$  	310

Fully-diluted earnings per share		$  	.09   	$  	.06 	$	  .12 	$  	.07

DBA Systems, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share information)

	                                         	Years Ended June 30,
                                       	1996     	1995     	1994
Revenues (Note 1)		                   $20,470  	$29,696  	$24,316
Costs and expenses (Note 1)	          	19,330   	28,021    23,085
Operating income 		                     1,140     1,675  	  1,231
Other income (expense):
	Interest income	                        	574      	297       	98
	Interest expense (Note 3)	             	(175)	    (199)    	(355)
	Other expense-net (Note 9)		            (293)	    (229)	    (120)
	Total other income (expense) - net		     106	     (131)	    (377)

Income before income taxes 	           	1,246    	1,544      	854
Less provision for income taxes
  (Notes 1 and 6)		                        85	       34        17
Net income 	                         	$ 1,161  	$ 1,502   	$  837

Earnings per common and
 common equivalent share (Note 7)	   	$   .26	  $   .34  		$  .20

Earnings per common share
 assuming full dilution (Note 7)	   	 $   .26 	 $   .34  		$  .20

Primary weighted shares outstanding   		4,493    	4,460    	4,210

Fully diluted shares outstanding 	     	4,493    	4,480    	4,210



See accompanying Notes to Consolidated Financial Statements

DBA Systems, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(In Thousands)

	                                                         	June 30,
ASSETS                                               	1996         	1995
Current Assets:
	Cash and cash equivalents (Notes 1 & 11)	          	$2,699       	$3,202
	Investments (Notes 1 & 11)	                         	9,888        	5,000
	Accounts receivable, less allowance for doubtful
	accounts of $200  in 1996 and $100 in 1995
 (Notes 1 & 11)	                                     	2,586        	4,919
Costs and estimated earnings in excess of billings
	on uncompleted contracts (Notes 1 & 2)             		4,055        	4,164

Inventory (Notes 1 & 11):
	Finished goods                                     		2,509        	1,420
	Work in progress	                                      	37          	348
	Raw materials		                                         14	          417
	Total inventory	                                    	2,560	        2,185

	Other current assets		                                 537	          387
	Total Current Assets 		                             22,325	       19,857


Property (Note 1):
	Land		                                                             	1,552
	Buildings and improvements       	                  	5,681	         8,902
	Furniture and fixtures		                             1,386   	      1,599
	Machinery and equipment		                            9,421	         9,264
	Leasehold improvements		                               374	           374
	Total		                                             16,862	        21,691
	Less: accumulated depreciation and amortization	   	10,401	        10,159
	Property-net		                                       6,461	        11,532

Other Assets:
	Cost in excess of value of net assets of businesses
 acquired less accumulated amortization of $101
 in 1996and $94 in 1995 (Note 1) 	                     	232	           239
	Real estate held for sale (Note 1)		                 4,436
	Other assets 		                                        397    	       581
	Total Other Assets		                                 5,065	           820

TOTAL		                                             $33,851	       $32,209

See accompanying Notes to Consolidated Financial Statements

DBA Systems, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(In Thousands)


                                                         		June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY	                  1996        	1995
Current Liabilities:
	Accounts payable (Note 11)                        	$   968     	$ 1,556
	Accrued expenses (Note 11):
	Salaries and wages	                                   	169         	148
	Vacation pay 	                                        	495	         459
	Other (Note 6)                                       		631         	654
	Billings in excess of costs and estimated earnings
 on uncompleted contracts (Notes 1 and 2)	            	1,376         694
	Estimated losses on uncompleted contracts (Note 1)		    271	        241
	Other current liabilities 		                            200	        107
	Total Current Liabilities                           		4,110      	3,859

Long-term Debt (Note 3)	                              	1,926	      1,926

Commitments and contingencies (Notes 5 and 10)

Stockholders' Equity (Notes 1 and 4):
	Common stock-$.10 par value; shares authorized,
 10,000; shares issued, 5,541 shares in 1996; and
 5,514 in 1995; shares outstanding, 4,483 in 1996;
 and 4,434 in 1995                                     		554         	551
	Additional paid-in capital	                         	24,432	      24,307
	Retained earnings		                                  21,432	      20,548
	Total		                                              46,418	      45,406
	Treasury stock-at cost, 1,058  shares in 1996
 and 1,080 shares in 1995		                          (18,603)    	(18,982)
	Total Stockholders' Equity-net	                     	27,815	      26,424

TOTAL		                                              $33,851	     $32,209












See accompanying Notes to Consolidated Financial Statement

DBA Systems, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	                                                   Years Ended June 30
                                                 	1996    	1995     	1994
Cash Flows from Operating Activities:
Net income                              	       	$1,161  	$1,502    	$  837
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
	Depreciation and amortization		                  1,078	    1,179      1,320
	Loss (gain) on disposal of property		              (23)	       	         14
	Cost of property used on a contract				                                   3
	Issuance of treasury stock to employees	            	2	       24        	14
	Contribution of treasury stock to ESOP		           100	      100       	100
	Decrease (increase) in current assets:
	Accounts receivable		                            2,333    (1,433)         17
	Costs and estimated earnings in excess of
 billings on uncompleted contracts		                109	     1,235	     2,469
	Inventory		                                       (375)      	268	      (889)
	Other current assets		                            (150)	      640       (499)
	Increase (decrease) in current liabilities:
	Accounts payable		                                (588)	    1,373 	     (791)
	Accrued expenses		                                  34	        (5) 	    (158)
	Billings in excess of costs and estimated
 earnings on uncompleted contracts		                682		      571  	     (53)
	Estimated losses on uncompleted contracts		         30	       196	      (413)
	Other current liabilities		                         93        	26  	    (195)
	Other-net		                                         73	       (62)  	     18
Net cash provided by operating activities		       4,559    		5,616     	1,794
Cash Flows from Investing Activities:
Capital expenditures		                             (333)	     (427)   	(1,219)
Purchase of investment	                         	(9,888)   	(5,000)
Proceeds from sale of investment		                5,000
Proceeds from sale of property	   	                  31	         1
Net cash used in investing activities		          (5,190)	   (5,426)    (1,219)

Cash Flows from Financing Activities:
Repayments of long-term debt	                                		(15)    (1,166)
Cash paid for conversion of debentures				                                (21)
Repayments on Industrial Development Revenue Bond			          (790)      (175)
Proceeds from issuance of common stock  		           128	      166   	    347
Net cash provided by (used in) financing
 activities		                                        128   	  (639)   	(1,015)

Net Decrease in Cash for the Year 	                	(503)    	(449)  	   (440)
Cash and Cash Equivalents at Beginning of Year 	   3,202    	 3,651  	   4,091
Cash and Cash Equivalents at End of Year 		       $2,699     $3,202     $3,651

DBA Systems, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

Supplemental Disclosure of Non-Cash Investing and Financing Activities (In Dollars):

For the years ended June 30, 1996 and 1995, the Company transferred assets of approximately $10,000 and $72,000, respectively, from inventory to property.

On December 2, 1993, DBA called all of its outstanding 9.50% Convertible Subordinated Debentures. The Debentures were convertible into common stock at a conversion price of $4.00 per share. Approximately $1,290,000 in debentures were submitted for conversion into 322,500 shares of the Company's common stock.

During the year ended June 30, 1996, property with a net book value of $4,436,000 was reclassified as real estate held for sale.




Supplemental Disclosure of Cash Flow Information (In Thousands):

                                 	1996      	1995     	1994
Income taxes paid	              	$  89    		$  20	    $  28

Interest paid	                  	$175		     $199	     $355










See accompanying Notes to Consolidated Financial Statements

DBA Systems, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Thousands)

                                		Additional			Total
	    Common	Paid-In	Retained	Treasury	Stockholders'
	      Stock	Capital	Earnings	Stock	Equity
Balance at July 1, 1993	    	$502   $22,562   $18,805  	$(19,798)  	 $22,071

Stock issued to ESOP:
	23 shares		               		                    (303)	      403        	100
Stock issued to employees:
	5 shares				                                     (72)       	86         	14
Stock options exercised:
	107 shares	                  	11      	337         		                  	348
Conversion of debentures:
	323 shares 	                 	32    	1,230                       			  1,262
Net income                                  	     837                    837
Balance at June 30, 1994		    545	   24,129	   19,267    	(19,309)   	24,632

Stock issued to ESOP:
	15 shares				                                   (161)       	261	       100
Stock issued to employees:
	5 shares				                                     (60)        	84	        24
Stock options exercised:
	63 shares		                    6       	178	    	            (18)      	166
Net income		                                     1,502                 1,502
Balance at June 30, 1995	    	551	    24,307	   20,548	    (18,982) 	 26,424

Stock issued to ESOP:
	21 shares			                                    	(261)        	361     	100
Stock issued to employees:
	1 shares			                                      	(16)         	18       	2
Stock options exercised:
	27 shares	                    	3       	125                          			128
 Net income		                                    1,161         	       1,161
Balance at June 30, 1996		   $554	   $24,432	  $21,432	    $(18,603	 $27,815











See accompanying Notes to Consolidated Financial Statements

DBA Systems, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

Description of Business and Major Customer

DBA Systems, Inc. and subsidiaries ("DBA" or the "Company") operate in a single line of business. DBA is principally engaged in developing and manufacturing computerized image processing and electro-optical systems for a variety of defense electronics applications. Approximately 95%, 88% and 92% of DBA's fiscal 1996, 1995 and 1994 revenues from continuing operations, respectively, were derived from contracts with the U.S. Government, or agencies thereof.

Principles of Consolidation

The consolidated financial statements include the accounts of DBA Systems, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Revenue and Cost Recognition

Revenues and costs from government fixed-priced and time-and-material contracts are recognized on the Percentage-of-completion method, measured by the percentage of total costs incurred to date to total estimated costs for each contract. This method is used because management considers total expended costs to be the best available measure of progress on these contracts. Revenues from cost-plus-fee Government contracts are recognized on the basis of costs incurred during the period plus the fee earned measured by the same method. Total expended costs as used to compute revenues exclude, especially during early stages of a contract, all or a portion of the costs of such materials or subcontracts if, in the opinion of management, it appears that such an exclusion would result in a more accurate measurement
of the level of work performed towards contract completion.   Estimates of
the effect of changes in total estimated contract costs are recognized in the period determined. At the time a loss on a contract becomes known, the entire amount of the estimated loss on the contract is accrued.

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


Use of Estimates in Preparation of the Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Real Estate Held for Sale

Real estate held for sale is carried at the lower of cost or fair value less estimated costs to sell. The value of such real estate is periodically reviewed and reduced if appropriate.


Income Taxes

Deferred income taxes are provided on items which are recognized in different years for tax and financial reporting purposes. The Company accounts for income taxes using the liability method of computing deferred income taxes. Deferred tax assets and liabilities are recognized for the future consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Differences between income for financial and tax reporting purposes arise primarily from the use of accelerated depreciation as required for income tax purposes and recording of estimated losses on uncompleted contracts for financial reporting purposes. Also, under the liability method, deferred tax assets and liabilities are measured using estimated tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Inventory

Inventories are valued at the lower of cost (weighted average) or market and include applicable material, labor and overhead costs. During the years ending June 30, 1996, 1995 and 1994, approximately $274,000, $110,000 and $67,000, respectively, in general and administrative costs were charged to inventory. As of June 30, 1996 and 1995, approximately $403,000 and $101,000, respectively, in general and administrative costs were included in inventory.

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

Cost in Excess of Value of Net Assets of Businesses Acquired

The cost in excess of the value of net assets of businesses acquired is amortized using the straight-line method over forty years. Management evaluates the recoverability of such assets quarterly and annually based on current operating trends in relation to the recorded values of such assets.

Research and Development Costs

Research and development costs associated with product development programs are expensed as incurred. Research and development expenditures incurred by the Company and not expressly reimbursed pursuant to contracts with customers were approximately $424,000 in fiscal 1996, $331,000 in fiscal 1995 and $206,000 in fiscal 1994.

Cash and Cash Equivalents

Cash equivalents consist of financial instruments which are readily convertible to cash and mature less than three months after the date of acquisition.

Investments

The Company does not invest in securities as its primary business and does not maintain a trading account. Occasionally, however, the Company purchases financial instruments with maturities greater than three months from the date
of acquisition.   Such securities are classified as either "available for
sale" or "held to maturity" as required by Statement of Financial Accounting Standards No. 115 (FAS 115) "Accounting for Certain Investments in Debt and Equity Securities" which the Company adopted as of June 30, 1994. As of
June 30, 1996 and 1995, all such investment securities owned by the Company mature in one year or less, were classified as "available for sale," and were carried at their current market value, which approximates their cost, as required by FAS 115.

New Accounting Standards

In March 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" effective for fiscal years beginning after December 15, 1995. Management believes that the adoption of SFAS No. 121 will not have a material impact on the Company's consolidated financial statements.

Also in 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation', which requires companies to measure employee stock compensation plans based on the fair value method of accounting or to continue to apply APB No. 25. "Accounting for Stock Issued to Employees", and provide pro forma footnote disclosures under the fair value method in SFAS No. 123. The Company will continue to apply the principles of APB No. 25 and provide pro forma fair value disclosures starting in the 1997 consolidated financial statements.

Reclassification

Certain amounts have been reclassified in the prior years' financial statements to conform with the current year presentation.

2.	COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

	                                                    As of June 30,
	                                                   1996        	1995
                                                    	(in thousands)
Costs and estimated earnings on uncompleted
 contracts	                                     	$241,770     	$262,628
Less: billings to date 		                         239,091	      259,158
Total	                                           $  2,679	     $  3,470

Included in accompanying balance sheet
 under the following captions:

Costs and estimated earnings in excess of
 billings on uncompleted contracts             		$  4,055      $  4,164
Billings in excess of costs and estimated
 earnings on uncompleted contracts	               	(1,376)	        (694)
Total	                                          	$  2,679	      $  3,470

As of June 30, 1996 and 1995, the amounts billed but not paid under contract retainage provisions were approximately $65,000 and $1,130,000, respectively. Such retainage amounts are expected to be collected within one year. Amounts included in Costs and Estimated Earnings on Uncompleted Contracts which are subject to future negotiation were approximately $574,000 as of June 30, 1996 and 1995.


3.	LONG-TERM DEBT

Long-term debt at June 30, 1996 and 1995 consisted of $1,926,000 of 8.25% Convertible Subordinated Debentures, $1,000 par value, mature on November 1, 2010 and pay interest semi-annually on November 1 and May 1. The debentures may be converted at any time up to maturity into shares of DBA common stock at a price of $19.50 per share (subject to adjustments).

The Company has a $4,000,000 unsecured line of credit with a bank which expires January 31, 1997. Amounts drawn on this line of credit accrue interest at either the bank's prime rate or the bank's LIBOR plus 2.5%, as selected by the Company upon the utilization of any portion of the line of credit. The Company had no borrowings against the line of credit at June 30, 1996.

4.	STOCKHOLDERS' EQUITY

The 1992 Employee Incentive Stock Option Plan which will expire on November 12, 2002, provided for the issuance of up to 500,000 shares of the Company's common stock. Options may be granted only to employees of DBA and its subsidiaries at an option price not less than the fair market value of DBA common stock on the date of grant. At June 30, 1996, 297,085 of these shares were under option.

The 1993 Directors' Stock Option Plan which will expire on November 17, 1998, provided for the issuance of up to 200,000 shares of DBA's common stock. Options can only be granted to members of the Board of Directors at an option price not less than the fair market value of DBA's common stock on the date of grant. At June 30, 1996, 30,000 of these shares were under option.

DBA also grants options not pursuant to a formal plan to officers, directors and key employees at the discretion of the Board of Directors. Options are granted at an option price not less than the fair market value of DBA's common stock on the date of grant. At June 30, 1996, options for 25,000 shares were outstanding.

The following is a summary of the activity in all of DBA's Option Plans for the three year period ended June
30, 1996:

<CAPTION
	                                                         Option Price
                                     	Shares	               Per Share

Outstanding June 30, 1993          		398,300	           	$2.50 - $16.25
Options Granted Fiscal 1994	        	148,250            	$2.56 - $  4.50
Options Canceled Fiscal 1994		      (134,819)           	$2.50 - $  4.75
Options Exercised Fiscal 1994		     (107,079)	           $2.50 - $  4.75

Outstanding June 30, 1994           	304,652
Options Granted Fiscal 1995		        126,100           		$3.88 - $  8.63
Options Canceled Fiscal 1995		       (43,801)	          	$2.50 - $16.25
Options Exercised Fiscal 1995	      	(63,481)	          	$2.50 - $  4.75

Outstanding June 30, 1995	           323,470
Options Granted Fiscal 1996		        109,600		           $4.88 - $  6.00
Options Canceled Fiscal 1996		       (53,985)		          $3.88 - $  6.75
Options Exercised Fiscal 1996		      (27,000)		          $4.75

Outstanding June 30, 1996        		  352,085

Shares Exercisable June 30, 1996   		176,298

5.	COMMITMENTS AND CONTINGENCIES

DBA leases land, office space, manufacturing facilities and various equipment under non-cancelable operating leases. The leased facilities are occupied under leases with escalation clauses and terms ranging from one to forty years, a majority of which can be terminated or renewed at no longer than five (5) year intervals at the Company's option.

Total rent expense charged to operations for all operating leases was approximately $422,000 in 1996, $396,000 in 1995, and $488,000 in 1994.

Future minimum payments under all operating leases having a remaining non-cancelable term of more than one year are approximately as follows:

         	For the Year Ended June 30,        	(in thousands)
                      1997                      $  414
                      1998                       		392
                      1999	                       	118
                      2000                       		107
                      2001                        		99
                      Thereafter		                 834
                      Total	                   	$1,964

In connection with the sale of the Company's commercial operations to an unrelated entity (the "Buyer") in 1987, the Company was named as a guarantor under a mortgage assumed by the Buyer. The mortgage was collateralized by a building which the Buyer sold for less than the mortgage value during October 1994. In exchange for settlement of the mortgage, the Company received a promissory note from the Buyer in the amount of $250,000, plus interest at the prime lending rate plus 1.50%. The note is payable in quarterly installments of $16,666 which began March 31, 1995 and conclude March 31, 1997. On June 30, 1996, the balance outstanding on the promissory note was $66,664.

As a normal consequence of the Company's business, contract claims against the U.S. Government, or agencies thereof, can arise. Contract claims are comprised of costs which the Company has incurred and expects to recover from the U.S. Government. The Company had various claims pending against the U.S. Government at June 30, 1996 and 1995.

6.	INCOME TAXES

The components of the provision for income taxes are as follows:

                               	1996     	1995    	1994
	                                    (in thousands)
Current federal		               $  85	   $  42	    $  17

DBA's effective tax rate differs from the statutory federal income tax rate for the following reasons:

                        							1996     		1995    		1994
								                              (in thousands)
Computed statutory amount		   $423	       $525	     $290
Change in valuation allowance
for deferred 	tax assets    		(354)	      (374)	    (291)
Other                           16        (109)      18
		                            $ 85	      $  42	    $  17

The tax effect of temporary differences that give rise to deferred tax assets and deferred tax liabilities at June 30, 1996 and 1995 are presented below:

                                            1996        		1995
		                                            (in thousands)
Deferred Tax Assets:
Net operating loss carryforwards       	 	$   41	      $   627
Alternative minimum tax credits		            399	          344
Deferred compensation		                      137	          105
Reserve for uncompleted contracts		           92	          154
Other individually immaterial items		        340          	220
Total deferred tax assets		                1,009	        1,450

Deferred Tax Liabilities:
Depreciation	                               	982	        1,033
Purchase accounting adjustment		              63      	     63
Total deferred tax liabilities		           1,045        	1,096
		                                           (36)	         354
Valuation allowance		         	                           (354)
Total net deferred tax asset (liability)		$  (36)	      $    0

DBA has approximately $114,000 of federal net operating loss carryforwards and $399,000 of minimum tax credits remaining at June 30, 1996 which give rise to a deferred tax asset. Management believes that the inability to utilize net operating loss carryforwards and minimum tax credits to offset future taxable income within the carryforward periods under existing tax laws and regulations is more likely than not. Therefore, a valuation allowance against the deferred tax asset of approximately $354,000 has been recorded as of June 30, 1995. The valuation allowance was reversed during the year ended June 30, 1996 as the net operating loss carryforwards were utilized. The net operating loss carryforwards expire in 2006. The minimum tax credits do not expire.

7.	EARNINGS PER SHARE

Earnings per common share and common equivalent share are computed by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares consist of common stock which may be issued upon exercise of outstanding stock options. Weighted shares used in 1996, 1995 and 1994 were approximately 4,493,000, 4,460,000 and 4,210,000, respectively.

As to common stock equivalents, consideration is given to the additional dilutive effect which results from year-end market prices exceeding the average market price during the period. Weighted shares used in 1996, 1995 and 1994 were approximately 4,493,000, 4,480,000 and 4,210,000, respectively.

8.	EMPLOYEE BENEFIT PLANS

Effective July 1, 1981 and most recently amended August 5, 1995, the Company adopted a qualified retirement plan (the "Plan") covering all employees who meet the eligibility requirement of one month of service. The Plan has a profit-sharing component to which DBA makes contributions equal to amounts determined by the Board of Directors. Expense for the profit-sharing component for 1996, 1995 and 1994 was $150,000, $150,000 and $150,000,
respectively. Effective July 1, 1989, the Company adopted a qualified 401(k) component to which the Company has agreed to contribute an amount equal to 50% of a participant's contributions up to the lessor of 3% of the employee's aggregate compensation or $750. Expense for the 401(k) component for 1996, 1995 and 1994 was approximately $114,000, $119,000 and $136,000, respectively. Effective July 1, 1988 and most recently restated May 7, 1995, the Company adopted an Employee Stock Ownership Plan (the "ESOP").
Contributions to the ESOP are at the discretion of the Board of Directors. During the fiscal years 1996, 1995 and 1994, accrued towards stock contributions was $100,000, $100,000 and $100,000, respectively. The actual contributions of stock are made from Treasury Stock.


9.	OTHER EXPENSE-NET

The components of other expense-net are as follows:

                                   	     Year Ended June 30,
	                                      1996	    1995	    1994
                                          	(in thousands)
Patent amortization expense		         $(112) 	 $(112) 	 $(112)
Other-net		                            (173)	   (117)      (8)
Total		                               $(285)	  $(229)	  $(120)

10.	LITIGATION

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

The Company maintains officers' and directors' liability insurance which insures individual officers and directors of the Company against certain claims as well as attorney's fees and related expenses incurred in connection with the defense of such claims.


11.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of the Company's financial instruments: cash and cash equivalents, investments, receivables, accrued expenses and accounts payable, approximate their estimated fair values at June 30, 1996.

INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders of DBA Systems, Inc.:

We have audited the accompanying consolidated balance sheets of DBA Systems, Inc. and subsidiaries (the "Company") as of June 30, 1996 and 1995, and the
 related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1996. Our audits also included the financial statement schedule listed in the Index at
Item 14. The financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
Orlando, Florida
September 9, 199

                                                  											SCHEDULE II

DBA Systems, Inc. and Subsidiaries

                                 Valuation and Qualifying Accounts
                                           (In Thousands)


                       Balance at 	Charged to   Charged		             Balance
Allowance for 	        Beginning	  Costs and 	  to Other 	            at End
Doubtful Accounts      of Year     Expense	     Accounts 	Deductions 	of Year
1996		                 $ 100	      $ 100	       $   2		  $  (2)	      $ 200

1995		                $   96	      $  34	       $   4	   $ (34)	      $ 100
1994		                $   76	      $  20	       $ 	 0	   $   0 	      $  96

DBA SYSTEMS, INC.
EXHIBIT INDEX



                                               	Page No.

Exhibit 11 - Computation of earnings per share    	38

Exhibit 21 - Subsidiaries of the Registrant	       39