Form 10-K/A
period 1996-06-30
DBA SYSTEMS INC
filed 1996-09-23
CIK 27442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM-10K/A
(Mark One)
X              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

               For the fiscal year ended June 30, 1996
                                     OR
              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from __________________to_______

                        Commission file number 2-30257
DBA SYSTEMS, INC.
(Exact name of registrant as specified in its charter)
     Florida
(State or other jurisdiction of
incorporation or organization)

1200 South Woody Burke Road, Melbourne, Florida  32902
(Address of principal executive offices) (Zip code)

(407)-727-0660
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) or the Act:

Title of each class  Name of each exchange on which registered
DBA Systems, Inc., Common Stock, $.10 par value NASDAQ

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X___ No____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and willnot be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any
amendment to theis Form 10-K [   ]

As of August 30, 1996, 4,483,038 shares of the Registrant's Common Stock, excluding stock held in Treasury, were issued and outstanding, and the aggregate market value of such shares held by nonaffiliates of the Registrant on such date was approximately $20,535,000 (based on the last price on that date of $4,75 per share).

                       DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: Proxy Statement, filed within 120 days - Part III, Form S-2 Registrant Statement, filed September 25, 1985 (including Amendment Nos. 1 and 2).

Total number of sequentially numbered pages:  39
The Exhibit index appears in swquential page 37

DBA SYSTEMS, INC.
EXHIBIT INDEX

                                                 Page No.
Exhibit 11-Computation of earnings per share        38
Exhibit 21-Subsidiaries of the Registrant           39
Exhibit 27-Financial Data Schedule

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
DBA SYSTEMS, INC.
(Registrant)
DATED:   September 23, 1996

BY: ________________________
    (signature) John L. Slack
                Chairman of the Board, President,
                Treasurer, Acting & Chief Executive Officer


By: _______________________
   (signature) Charles B. Robertson
               Vice President of Administration
               Corporate Secretary



By: _______________________
    (signature)  Edward M. Bielski
                 Corporate Controller

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.>

SIGNATURE                          TITLE                      DATE




___________________________
  (signature) John L. Slack      Treasurer. Acting
                                 (Principal Financial Officer)



___________________________
 (signature) Dr. Richard N. Baney  Director




___________________________
 (signature) Dr. Joseph A. Boyd    Director





___________________________
 (signature) Ambassador Robert F. Ellsworth  Director




____________________________
 (signature) William C. Potter     Director




____________________________
 (signature) Dr. Lynn E. Weaver    Director