Form 10-Q
period 1996-09-30
DBA SYSTEMS INC
filed 1996-11-12
CIK 27442

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                                   FORM 10-Q
(Mark One)
    X  		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1996
                         OR
		       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to  ___________


Commission file number  0-4633


                            DBA SYSTEMS, INC.
          (Exact name of registrant as specified in its charter)


	Florida		                                        							    59-0996417
(State or other jurisdiction of							                     (I.R.S. Employer
incorporation or organization)							                      Identification No.)


           1200 South Woody Burke Road, Melbourne, Florida  32901
                   (Address of principal executive offices)

                               (407) 727-0660
            (Registrant's telephone number, including area code)

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes _X___   No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
DBA Systems, Inc. Common Stock, $.10 par value, 4,483,038 shares outstanding as of September 30, 1996.

Total number of sequentially numbered pages:  11
The Exhibit index appears on sequential page 10

PART I -- FINANCIAL INFORMATION
ITEM 1 -- FINANCIAL STATEMENTS


                               DBA SYSTEMS, INC.
               CONDENSED CONSOLIDATED INTERIM STATEMENTS OF INCOME
                  (in thousands, except per share information)
                                  (Unaudited)

           	                                 Three Months Ended
	                                                 September 30,
	                                              1996       	1995
Revenues		                                    $6,293    		$4,900
Costs and expenses		                           5,759	      4,667
Operating income	       	                        534        	233

Other income (expense):
	Interest income	                               	174        	116
	Interest expense		                              (42)       	(41)
	Other expense - net		                          (154)       	(33)
	Total other income (expense) - net		            (22)       	 42

Income before taxes		                            512	        275
Less provision  for income taxes 		              189      	   16

NET INCOME		                                  $  323       $ 259

Earnings per common and common
 equivalent share	                            	  $.07	       $.06

Earnings per common share assuming
	full dilution		                                 $.07	       $.06

Primary weighted shares outstanding		           4,514	      4,509

Fully diluted shares outstanding		              4,527	      4,509








See accompanying Notes to Condensed Consolidated Interim Financial Statements

                             DBA SYSTEMS, INC.
                CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS
                              (in thousands)

	                                           SEPT. 30, 1996	     JUNE 30, 1996
     	                                        (Unaudited)	         (Audited)
ASSETS
Current Assets:
	Cash and cash equivalents                  		  $ 3,721	            $ 2,699
	Investments                                  		  9,887              	9,888
	Accounts receivable-net 		                       1,803	              2,586
	Costs and estimated earnings in excess
	of billings on uncompleted contracts		           4,517	              4,055
	Inventory		                                      2,405              	2,560
	Other current assets	             	                542	                537
	Total Current Assets		                          22,875              22,325

Property:
	Cost	                                          	16,963             	16,862
	Less accumulated depreciation and amortization		10,552	             10,401
	Property-net	                                 	  6,411	              6,461

Other Assets:
	Cost in excess of value of net assets of
	businesses acquired                              		230	                232
	Real estate held for sale		                      4,414	              4,436
	Other assets	                                     	368	                397
	Total Other Assets 		                            5,012	              5,065

Total Assets	                                  	$34,298            	$33,851

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
	Accounts payable	                               $ 1,280	           $   968
	Accrued expenses		                                1,190	             1,295
	Billings in excess of costs and
	estimated earnings on uncompleted contracts	       	954	             1,376
	Estimated losses on uncompleted contracts		         660	               271
	Other current liabilities	                     	    150	               200
	Total Current Liabilities		                       4,234	             4,110

Long-term Debt                                   		1,926	             1,926

Stockholders' Equity:
	Common stock                                      		554	               554
	Paid-in capital		                                24,432	            24,432
	Retained earnings 		                             21,755	            21,432
	Total		                                          46,741	            46,418
	Treasury stock		                                (18,603)          	(18,603)
	Stockholders' Equity-net		                       28,138	            27,815
Total Liabilities and Stockholders' Equity	     	$34,298	           $33,851

See accompanying Notes to Condensed Consolidated Interim Financial Statements

                      DBA Systems, Inc. and Subsidiaries
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

	                                                Three Months Ended Sept. 30,
	                                                      1996          	1995
Cash Flows From Operating Activities:

Net income                                          		$  323        	$  259

Adjustments to reconcile net income to net cash
provided	by (used in) activities:
	Depreciation and amortization	                        	 261           	253
	Loss (gain) on disposal of property	                   	(13)
	Decrease (increase) in current assets:
	Accounts receivable	                                   	783           	977
	Costs and estimated earnings in excess of billings
	on uncompleted contracts	                             	(462)          	209
	Inventory	                                             	113          	(119)
	Other current assets                                   		(5)	         (132)

	Increase (decrease) in current liabilities:
	Accounts payable	                                      	312	            597
	Accrued expenses		                                     (105)          	(240)
	Billings in excess of costs and estimated earnings
	on uncompleted contracts	                             	(422)           	133
	Estimated losses on uncompleted contracts	             	389	            (33)
	Other current liabilities		                             (50)	            13
	Other - net		                                             3		            (6)
      Net cash provided by operating activities	      	1,127         	 1,911

Cash Flows From Investing Activities
 Proceeds from sales of investment                                     5,000
	Proceeds from sale of property		                         14
	Capital expenditures		                                 (119)	          (137)
	Net cash provided by (used in) investing activities		  (105)         	4,863


Net increase in cash during the period                		1,022         	6,774

Cash and cash equivalents at beginning of period	      	2,699	         3,202
Cash and cash equivalents at end of period		           $3,721	        $9,976

See Notes to Condensed Consolidated Interim Financial Statements

                                DBA SYSTEMS, INC.
                          NOTES TO CONDENSED CONSOLIDATED
                            INTERIM FINANCIAL STATEMENTS


1)	The Condensed Consolidated Interim Financial Statements contained herein reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the results for the three month periods ended September 30, 1996 and 1995. The results of operations for the interim periods contained herein are not necessarily indicative of the results to be expected for the fiscal year.

2)	Refer to the Company's Annual Consolidated Financial Statements for the
Year Ended June 30, 1996, for a description of accounting policies, which have been continued without change. Also, refer to the Notes included in those Consolidated Financial Statements for additional details of the Company's financial condition, results of operations and changes in financial position.

3)	Inventory consists of the following (in thousands):

		                                    Sept. 30, 1996   	June 30, 1996
			                                     (Unaudited)       (Audited)
		Finished Goods 		                       $2,288	           $2,509
		Work in Progress            		              70               	37
		Raw Materials 	                        	    47	               14
			TOTAL		                                $2,405           	$2,560

4)	Net earnings per common and common equivalent share are computed by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares consist of common stock which may be issued upon exercise of outstanding stock options. For the three-month periods ended September 30, 1996 and 1995, weighted shares were 4,527,000 and 4,509,000, respectively.

ITEM 2 --	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	         FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Forward-looking information provided by DBA Systems pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors.

Business Environment

The defense industry continues to experience numerous mergers and consolidations of companies doing business with the Federal Government, and this trend is expected to continue for the immediate future. In addition, the Federal Government continues to decrease and scrutinize its spending in the high technology and defense areas. As a result, competition for available contracts in the Company's business areas is intense. In response, the Company has significantly reduced its current and long-term liabilities and reduced indirect cost, thereby reducing its indirect overhead rates. Additionally, the Company has focused its primary marketing efforts in areas where it has been the most successful and will attempt to translate its success into commercial areas where its core technologies apply. The Company will continue to pursue this strategy during fiscal year 1997 with increased competitiveness as its primary goal.

Reduction in the Department of Defense budget, continued Congressional and regulatory oversight of the Government procurement process, increased competition within the Company's traditional market niches, and the current Government procurement policy to award contracts based primarily on price and not exclusively on technical capabilities are all factors which may have a material effect on the Company's future operating revenues and profit margins. The Government's decisions of whether to exercise options presently held by the Company under existing contracts may also have an impact on the Company. These trends may result in delays in previously anticipated contracts or the loss of anticipated business to competitors. As a result, the reported financial information may not necessarily be indicative of the Company's future financial condition or operating results.

Significant Event

The Company had a $12.5 million contract with Advanced Medical Management Systems, Inc. (AMMS) for the production and exclusive worldwide distribution of its ImagClear(TM) medical digitizers. On August 10, 1995, the Company filed suit in the U.S. District Court to recover liquidated damages which arose from nonperformance of the contract by AMMS. On October 3, 1996 the court awarded DBA a favorable judgment against Mr. Bob Wilson, the principal financial backer of AMMS, for $9,375,000 plus attorney fees. In DBA's opinion, collection on this judgment is problematic. The Company is proceeding with plans to bring the medical digitizers to market through partnership with another entity.

Results of Operations

During the three-month period ended September 30, 1996, DBA recorded revenues of $6,293,000, up $1,393,000 from the $4,900,000 recorded in the comparable three-month period in the prior fiscal year. The increase in revenues was primarily attributable to new work on the Common Imagery Ground/Surface System (CIGSS) contract award for $8.8 million received in June 1996.
The start of this contract has created a higher pass through of material costs as well as a limited amount of increase in the level of direct labor. The new project win on the CES program with TRW has also resulted in
additional direct labor.   Operating income was $534,000 during the current
three-month period, up $301,000 from $233,000 in the comparable period in the prior fiscal year. The current quarter's operating margin was 8.5% as compared to the operating margin of 4.8% in the prior year's comparable quarter. The increase in operating margin was attributable primarily to successful completion of the Company's multi-year Avenger contract with the Boeing Company, from which it was awarded the 1995 Subcontractor of the Year, Small Business Administration Region IV Award. Revenues and earnings due to the Company's two long-time successful core business programs, Proprietary Image Exploitation and Tactical Image Exploitation, remain strong and are expected to continue as such for the foreseeable future subject to the vagaries of defense funding.

During the three-month period ending September 30, 1996, the Company recorded new business bookings of $2,133,000 as compared to $4,235,000 in the prior year. As a result, the backlog at September 30, 1996 was approximately $24,306,000, down $4,094,000 as compared to the June 30, 1996 balance of approximately $28,400,000. An order is entered into backlog only when the Company receives a definite commitment from a customer. The decrease in bookings from the first quarter of the prior year is attributable to certain anticipated fiscal year 1996 bookings now expected to occur in the second quarter instead of the first quarter. The Company expects such timing differences in new business bookings for the current fiscal year will reverse throughout the year, and that overall, backlog by the end of the current fiscal year will be nearly the same as the end of the previous fiscal year.

Interest expense during the current period was $42,000 as compared to $41,000 recorded in the comparable quarter in the prior fiscal year. Long-term debt of $1,926,000 is the same currently as compared to the same period last fiscal year.

The Company currently has only a very limited net operating loss (NOL) carryforward available for federal tax purposes, and thus will begin paying significant federal income taxes this year. The benefit of the tax loss carryforward will be recorded when realized. The Company accrues a provision for state income taxes as income is recognized based on the current prevailing state tax rates.

As a result of the above factors, net income was $323,000 in the current period as compared to $259,000 in the same period of the prior fiscal year. Fully diluted earnings per share were $.07 for the three months ending September 30, 1996 versus $.06 recorded in the comparable quarter in the prior fiscal year.


Liquidity and Capital Resources

At September 30, 1996, the Company had working capital of approximately $18,641,000, up $426,000 or 2.3%, when compared to the $18,215,000 as of
June 30, 1996. Long term debt was $1,926,000 at September 30, 1996, unchanged from June 30, 1996. The Board of Directors authorized redemption of this long-term debt at its October 31, 1996 meeting. Accounts receivable-net decreased $783,000 from $2,586,000 at June 30, 1996 to $1,803,000 at
September 30, 1996 due to efficient collection of outstanding trade receivables and aggressive pursuit of "past due" accounts. Costs and estimated earnings in excess of billings on uncompleted contracts increased from $4,055,000 at June 30, 1996 to $4,517,000 at September 30, 1996 as a
result of progress payment type billings and other more favorably negotiated billing terms on certain contracts.

The Company has a $4,000,000 unsecured line of credit with a bank which expires January 31, 1997. Amounts drawn on this line of credit accrue interest at either the bank's prime rate or the bank's LIBOR plus 2.5% as selected by the Company upon the utilization of any portion of the line of credit. The
Company had no borrowings against the line of credit at September 30, 1996.

During the period ending September 30, 1996, the Company recognized additions to capital equipment of approximately $161,000. The Company believes capital requirements for fiscal 1997 can be internally generated from working capital or lease financing arrangements.

PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

From time to time, as is normal with respect to the nature and kind of business in which DBA is engaged, various claims, charges and litigation are asserted or commenced against DBA arising from or related to product liability, patent, breach or warranty, contractual relations or employee relations. The amounts claimed in such litigation may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court awards. Please refer to the Significant Event paragraph above which discusses a recent judgement in DBA's favor received in the AMMS lawsuit proceeding. In the opinion of management, final judgments, if any, which might be rendered against DBA in potential or pending litigation, would no have a material adverse effect on its assets or business.

ITEM 5. -- OTHER INFORMATION

In September 1996, 10 1/2 months after DBA's initial submission, the Company received official notification from the FBI about its successful completion of the Image Quality Specification (IQS), paragraph F, testing. Paragraph F of the IQS is one of the most arduous levels on record, and numerous companies have withdrawn their efforts from this approval cycle. DBA is one of only two companies to achieve paragraph F of the IQS, and it is the only company to pass with a scanner working in the high volume fingerprint card batch mode. This achievement is a critical milestone in establishing the Company's expertise and in penetrating the fingerprint card scanner market.

ITEM 6. --	EXHIBITS AND REPORTS ON FORM 8-K

		(a)	The exhibit index filed with this report is on page 10.

 	(b)	Reports on Form 8-K - none.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.

                                        						DBA SYSTEMS, INC.



       Date: __11-11-96__________		       By: _____________________________
							                                       (signature)
                                              John L. Slack
							                                       Chairman of the Board, President,
						                                       	Treasurer, Acting and Chief
							                                       Executive Officer





      Date: ___11-11-96_________________		By: _____________________________
                                              (signature)
                                             	Edward M. Bielski
						                                       	Corporate Controller

                            DBA SYSTEMS, INC.
                               EXHIBIT INDEX

                                                       Page No.
Exhibit 11 - Computation of earnings per share           11