Form 10-Q/A
period 1995-03-31
DBA SYSTEMS INC
filed 1997-01-07
CIK 27442

Pursuant to the requirement of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.


Date 1/7/97            By. ----------------
                           (signature)
                           Edward M. Bielski
                           Corporate Controller