Form 10-Q
period 1996-12-31
DBA SYSTEMS INC
filed 1997-02-13
CIK 27442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q
(Mark One)
  X		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 1996

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


	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes--X-- No _____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

DBA Systems, Inc. Common Stock, $.10 par value, 4,418,612 shares outstanding as of December 31, 1996.

Total number of sequentially numbered pages:  11
The Exhibit index appears on sequential page 10

PART I -- FINANCIAL INFORMATION
ITEM 1 -- FINANCIAL STATEMENTS




                              DBA SYSTEMS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands, except per share information)
                                  (Unaudited)


                                       	Three Months Ended 	Six Months Ended
	                                          December 31       	December 31
	                                        1996    	1995      	1996     	1995

Revenues		                             $ 5,431 	$ 4,596   	$11,724  	$ 9,496
Costs and expenses		                     4,934	   4,386	    10,693	    9,053
Operating income		                         497	     210	     1,031      	443

Other income (expense):
	Interest income                         		191     	154       	365	      270
	Interest expense		                        (38)    	(49)      	(80)     	(90)
	Other expense - net		                     (58)	    (66)      (212)      (99)
		Total other expense - net		               95	       39	       73  	     81

Income before taxes                      		592      	249    	1,104      	524
Less provision for income taxes		          220	       34	      409	       50
Net Income	                            	$  372   $   215    $  695	   $  474


Net Earnings per common
	and common equivalent share		            $.08     	$.05     	$.15     	$.11


Net Earnings per common share
	assuming full dilution		                 $.08	     $.05	     $.15     	$.11

Primary weighted shares outstanding	    	4,521    	4,478    	4,513    	4,486


Fully diluted shares outstanding	 	      4,521    	4,478    	4,514    	4,486


See accompanying Notes to Condensed Consolidated Interim Financial Statements

                                DBA SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                           	    Dec. 31, 1996   	June 30, 1996
      	                                          (Unaudited)	      (Audited)

ASSETS
Current Assets:
	Cash & cash equivalents.......................		  $  2,488      	$  2,699
	Investments	                                        	9,483         	9,888
	Accounts receivable - net	.....................	     2,449         	2,586
	Costs and estimated earnings in excess
		of billings on uncompleted government
		contracts	.......................................  	2,404         	4,055
	Inventory	......................................... 	2,420         	2,560
	Other current assets............................		     494	           537
		Total Current Assets	..........................	   19,738       	 22,325
Property:
	Cost	.............................................		17,074        	16,862
	Less accumulated depreciation
		and amortization	.............................	    10,747        	10,401
			Property--net	............................... 	    6,327	         6,461
Other Assets:
 	Cost in excess of value of net assets of
		businesses acquired	.........................	        227           	232
	Real estate held for sale........................		  4,392   	      4,436
	Other assets	....................................	     303	           397
		Total Other Assets	...........................	     4,922	         5,065

Total Assets	......................................$ 30,987	      $ 33,851

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
	Accounts payable	.............................. 	$     720     	$     968
	Accrued expenses	..............................	       988	         1,295
	Billings in excess of costs and estimated
		earnings on uncompleted government
		contracts	.......................	                    872	         1,376
	Estimated losses on uncompleted contracts	.	           322           	271
	Other current liabilities	......................... 	   10	           200
		Total Current Liabilities	.......................	  2,912	         4,110

	Long-term Debt	.................................	        0          1,926

Stockholders' Equity:
	Common stock	.................................	        557           	554
	Paid-in capital	..................................	 24,539        	24,432
	Retained earnings	..............................	   22,127        	21,432
		Total	...........................................	 47,223	        46,418
	Treasury stock................................		   (19,148)	      (18,603)
		Stockholders' Equity - net	.................	      28,075      	  27,815

Total Liabilities and Stockholders' Equity		       $ 30,987      	$ 33,851

See Notes to Condensed Consolidated Interim Financial Statements.

                                  DBA SYSTEMS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in thousands)
                                    (Unaudited)
	                                                Six Months Ending
	                                           Dec. 31, 1996    	Dec. 31, 1995

CASH FLOWS FROM OPERATING ACTIVITIES
Net income  		                                    $   695         $   474
Adjustments to reconcile net income to
 net cash provided by	operating activities:
	Depreciation & amortization	                        	523            	511
	Gain on sale of assets	                              	12

	Decrease (increase) in current assets:
		Accounts receivable	                               	137          	3,248
		Costs and estimated earnings in excess o
	  		billing on uncompleted Government contracts	  	1,651           	(445)
		Inventory	                                         	140	           (221)
		Other current assets                               		43           	(445)

	Increase (decrease) in current liabilities:
		Accounts payable		                                 (248)           	603
		Accrued expenses	                                 	(307)          	(218)
		Billings in excess of costs and estimated
    earnings on uncompleted Government contracts   		(504)          	(127)
		Estimated losses on uncompleted contracts	          	51            	(10)
		Other current liabilities		                        (190)             	1
	Other - net		                                       (419)	           114
	Net cash provided by operating activities		        1,584          	3,485

CASH FLOWS FROM INVESTING ACTIVITIES
	Sale of Investments		                                405          	5,000
	Capital expenditures		                              (288)          	(263)
	Proceeds from sale of property		                      14	             24
	Net cash provided by (used in) investing activities 	131          	4,761

CASH FLOWS FROM FINANCING ACTIVITIES
	Repayments on long-term debt	                    	(1,926)	       (     3)
	Net cash used in financing activities		           (1,926)	       (     3)

Net increase in cash during the period	 	            (211)         	8,243
Cash and cash equivalents at beginning of period		  2,699	          3,202
Cash and cash equivalents at end of period	      	$ 2,488       	$ 11,445

See Notes to Condensed Consolidated Interim Financial Statements.

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

(3)	Inventories consist of the following (in thousands):

                            		      December 31, 1996	      June 30, 1996
                                      (Unaudited)             	(Audited)

     		Finished Goods	                  $	 2,274               		$ 2,509
		     Work in Progress		                     98                    		37
		     Raw Materials                    	     48		                    14
		     TOTAL	                            $ 2,420               		$ 2,560

(4)	Net earnings per common and common equivalent share are computed by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares consist of common stock, which may be issued upon exercise of outstanding stock options. For the three-month periods ending December 31, 1996 and 1995, weighted average shares were 4,521,000 and 4,478,000, respectively.

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

Business Environment

The defense industry continues to experience numerous mergers and consolidations of companies doing business with the Government, and this trend is expected to continue for the immediate future. In addition, the Federal Government continues to decrease and scrutinize its spending in the high technology and defense areas. As a result, competition for available contracts is intense. In response, the Company has significantly reduced its liabilities and indirect cost, thereby reducing its indirect overhead rates. Additionally, the Company has focused its primary marketing efforts in areas where it has been the most successful and will attempt to translate its success into commercial areas where its core technologies apply. The Company will continue to pursue this strategy during fiscal year 1997 with increased competitiveness as its primary goal.

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

Significant Event

The Company had a $12.5 million contract with Advanced Medical Management Systems, Inc. (AMMS) for the production and exclusive worldwide distribution of its ImagClear(TM) medical digitizers. On August 10, 1995, the Company filed suit in the U.S. District Court to recover liquidated damages which arose from nonperformance of the contract by AMMS. On October 3, 1996, the court awarded DBA a favorable judgment against Mr. Bob Wilson, the principal financial backer of AMMS, for $9,375,000 plus attorney fees. In DBA's opinion, collection on this judgment is problematic. The Company is proceeding with plans to bring the medical digitizers to market through partnership with another entity.

Results of Operations

During the three-month period ended December 31, 1996, DBA recorded revenues of $5,431,000, up $835,000 from the $4,596,000 recorded in the comparable three-month period in the prior fiscal year. The increase in revenues was primarily attributable to work on the $8.8 million Common Imagery Ground/ Surface System (CIGSS) contract awarded in June 1996 and the associated Operations and Maintenance effort. $1.5 million of sales have been achieved on the CIGSS year-to-date. The start of this contract has created a higher pass through of material costs as well as a limited amount of increase in the level of direct labor.

Operating income was $497,000 during the current three-month period, up $287,000 from $210,000 in the comparable period in the prior fiscal year. This marks the 24th consecutive quarter of profitable operations for DBA. The current quarter's operating margin was 9.2% as compared to the operating margin of 4.6% in the prior year's comparable quarter. The increase in operating margin was attributable to completion last year of remaining Kissimmee plant contracts that were unprofitable due to site relocation as well as continued robust performance by the Company's two long-time successful core programs, Proprietary Imagery Exploitation and Tactical Imagery Exploitation. These two programs currently make up 65% of DBA's revenues. Performance is expected to remain strong for the foreseeable future subject to the vagaries of defense funding.

During the three-month period ending December 31, 1996, the Company recorded new business bookings of $4,939,000 as compared to $16,163,000 in the prior year. ($3,442,000 of the current quarter's bookings was due to the exercise of the annual option for the Operation and Maintenance contract on the Modernized Imagery Exploitation System.) As a result, the backlog at December 31, 1996 was approximately $23,937,000, down $4,463,000 or 15.7% as compared to the June 30, 1996 balance of approximately $28,400,000. An order is entered into backlog only when the Company receives a definite commitment from a customer. The decrease in bookings from the second quarter of the prior year is attributable to the fact that DBA received a two-year contract in the Proprietary Imagery Exploitation area for $12.7 million in December 1995. Backlog by the end of the fiscal year is expected to remain above the $20 million level.

In late December 1996 it was announced that DBA was not awarded the subcontract for its proposal of $9 million concerning the competition for new business as a derivative offshoot of its tactical imagery exploitation market. Fortunately as a condition of the teaming agreement, our team leader formally agreed to provide supplanting opportunities over the next
five years if the proposal was not awarded to the team.    Although the loss
was a disappointment to the Company in its overall strategic plan for growth, efforts are now being directed towards other major competitive proposals in the areas of imagery technical services, government management services, and commercial satellite development. The Company will seek to exploit its competitive advantages of core imagery technical resources and affordable costs to capture these new business opportunities.

Concerning the Prompting Mammography (PROMAM) project for development of an early detection system for breast cancer, DBA's partner, the Particle Physics and Astronomy Research Council (PPARC) of the UK government, has not yet designated funding for start of the clinical trials in the UK which had been scheduled for April 1997. DBA senior management is focusing its efforts on securing the funding and recovery of the schedule leading to roll-out of this product.

Interest income during the current period was $191,000 as compared to $154,000 in the comparable quarter in the prior fiscal year. This increase was due to both a larger investment base of cash as well as a more aggressive treasury policy in securing an improved rate of return. Interest expense during the current period was $38,000 as compared to $49,000 recorded in the comparable quarter in the prior fiscal year. The reduction in interest expense was attributable to liquidation of the Company's long term debt during December 1996. This action is estimated to save approximately
$55,000 annually.

The Company currently has only a very limited net operating loss (NOL) carryforward available for federal tax purposes, and thus is now paying significant federal income taxes this year. The Company accrues a provision for state income taxes as income is recognized based on the current prevailing state tax rates.

As a result of the above factors, net income was $372,000 in the current period as compared to $215,000 in the same period of the prior fiscal year. The net income percentage increase was not as dramatic as the operating income percentage increase due to the expiration this year of the Company's net operating loss (NOL) carryforwards. Fully diluted earnings per share were $.08 for the three months ending December 31, 1996 versus $.05 recorded in the comparable quarter in the prior fiscal year.

Liquidity and Capital Resources

At December 31, 1996, the Company had working capital of approximately $16,826,000, down $1,389,000 or 7.6%, when compared to the $18,215,000 as of
June 30, 1996. This reduction was primarily driven by liquidation at par in December 1996 of the 8 1/4% debentures worth $1,926,000. The Company is seriously studying several investment alternatives to utilize part of its remaining $12 million of cash in order to increase return-on-equity.
Accounts receivable-net decreased $137,000 from $2,586,000 at June 30, 1996 to $2,449,000 at December 31, 1996 due to efficient collection of outstanding trade receivables and aggressive pursuit of "past due" accounts. Costs and estimated earnings in excess of billings on uncompleted contracts decreased from $4,055,000 at June 30, 1996 to $3,004,000 at December 31, 1996.

The Company has renegotiated its $4,000,000 unsecured line of credit with a bank which now expires January 31, 1998. Amounts drawn on this line of credit accrue interest at either the bank's prime rate or LIBOR plus 1.75% as selected by the Company upon the utilization of any portion of the line of credit. The Company had no borrowings against the line of credit at December 31, 1996.

During the quarter ending December 31, 1996, the Company recognized additions to capital equipment of approximately $288,000. The Company believes capital funding requirements for fiscal 1997 can be internally satisfied from working capital.

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

The Company expects to finalize a negotiated settlement within the next quarter of a lawsuit filed by DBA in 1987 in Rhode Island stemming from default on a $173,000 note payable by purchasers of Graphics Marketing, formerly a subsidiary of DBA Systems.

As of October 30, 1996, the Company formally appealed to the Armed Services Board of Contract Appeals (ASBCA) a final decision by the Contracting
Officer for the United States Army Tank-Automotive and Armaments Command on the M23 Mortar Ballistic Computer (MBC) contract to award only $225,000 on a $9.4 million certified claim for equitable adjustment for work completed in 1992. DBA believes it has a valid claim. This claim arose out of a large number of defects in the government's drawing package that caused an incompatibility between the product's design and manufacturing and test specifications, which substantially increased contract performance costs and contained potential for defective products being fielded. When DBA informed the Contacting Officer (CO) of this situation, the Government's response to these concerns was to direct DBA to continue with the completion of the contract, which it did and for which the Company subsequently filed a claim. Progress on the case to date has been very slow due to an extremely large number of requests for information from the government under discovery.
Based on the normal course of such legal proceedings, it is anticipated that it will be at least another two years before the ASBCA issues its decision on this case.

ITEM 5. -- OTHER INFORMATION

In September 1996, 10 1/2 months after DBA's initial submission, the Company received official notification from the FBI about its successful completion of the Image Quality Specification (IQS), Appendix F, testing. Appendix F of the IQS is one of the most arduous levels on record, and numerous companies have withdrawn their efforts from this approval cycle. DBA is one of only two companies to achieve Appendix F of the IQS, and it is the only company to pass with a scanner working in the high volume fingerprint batch mode. This achievement is a critical milestone in establishing the Company's expertise and in penetrating the fingerprint card scanner market. DBA projects that it could achieve in the range of $8-12 million of revenue over the next five years in this market.

On December 16, 1996, DBA liquidated at market value its Employee Stock Ownership Plan (ESOP) consisting of 106,000 shares of DBA common stock.
This action was intended to streamline and enhance the employee benefit plan in order to retain and attract highly skilled and valuable employees.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

	(a)	The exhibit index filed with this report is on page 10.

	(b)	Reports on Form 8-K - none.

Pursuant to the requirements of Section 13 and 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be executed on its behalf by the undersigned, thereto duly authorized.

						DBA SYSTEMS, INC.



Date: _______2/12/96_________		By: _____SIGNATURE_____________
			                                						John L. Slack
							                                  Chairman of the Board, President,
                                         Treasurer, Acting
							                                  and Chief Executive Officer



Date: ________2/12/96_______		By: ______SIGNATURE______________
							                               Edward M. Bielski
                                      Corporate Controller

DBA SYSTEMS, INC.
EXHIBIT INDEX


                                                                 	Page No.

Exhibit 11 - Computation of earnings per share	                      11