Form 10-Q
period 1997-03-31
DBA SYSTEMS INC
filed 1997-05-14
CIK 27442

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549

                            FORM 10-Q
(Mark One)
  X		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1997

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

DBA Systems, Inc. Common Stock, $.10 par value, 4,418,612 shares outstanding as of March 31, 1997.

Total number of sequentially numbered pages:  12
The Exhibit index appears on sequential page 11

PART I -- FINANCIAL INFORMATION
ITEM 1 -- FINANCIAL STATEMENTS




                            DBA SYSTEMS, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (in thousands, except per share information)
                              (Unaudited)


                                	Three Months Ended   	Nine Months Ended
	                                        March 31	         March  31
	                                   1997	    1996       	1997     	1996

Revenues                       		$ 6,381  	$ 5,418    	$18,105  	$14,914
Costs and expenses       		        5,757	    5,127     	16,450	   14,180
Operating income		                   624	      291       1,655      	734

Other income (expense):
	Interest income		                   183      	140         	548     	410
	Interest expense                   		(2)     	(43)        	(82)	   (133)
	Other expense - net		                86	      (90)	       (126)    (189)
		Total other expense - net	       	 267 	       7	         340	      88

Income before taxes                		891      	298       	1,995     	822
Less provision for income taxes		    187 	      26     	    596	      76
Net Income		                      $  704   	$  272	     $ 1,399	  $  746


Net Earnings per common
	and common equivalent share	      	$.16	     $.06	        $.31	    $.17


Net Earnings per common share
	assuming full dilution	           	$.16     	$.06	        $.31    	$.17

Primary weighted shares outstanding	4,439	   4,488        	4,488   	4,486


Fully diluted shares outstanding	  	4,439	   4,488        	4,488   	4,486


See accompanying Notes to Condensed Consolidated Interim Financial Statements

                              DBA SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                              (in thousands)

                                           	March 31, 1997  June 30, 1996
                                               (Unaudited)	    (Audited)

ASSETS
Current Assets:
	Cash & cash equivalents....................   $  1,535	       $  2,699
	Investments		                                   11,766          	9,888
	Accounts receivable - net	..................     2,493          	2,586
	Costs and estimated earnings in excess
		of billings on uncompleted government
		contracts	.................................	    3,526          	4,055
	Inventory	..................................     2,366	          2,560
	Other current assets........................       443	            537
		Total Current Assets	......................    22,129          22,325
Property:
	Cost	......................................		   17,172         	16,862
	Less accumulated depreciation
		and amortization	........................	     10,957          10,401
			Property--net	.......................... 	     6,215	          6,461
Other Assets:
 	Cost in excess of value of net assets of
		businesses acquired	.....................	        226	            232
	Real estate held for sale.................	      4,370	          4,436
	Other assets	.............................         275	            397
		Total Other Assets	......................       4,871	          5,065

Total Assets	..............................	   $ 33,215       	$ 33,851

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
	Accounts payable	.........................   	$  1,318	       $    968
	Accrued expenses	.................. ......	      1,005          	1,295
	Billings in excess of costs and estimated
		earnings on uncompleted government
		contracts	................................	       913           1,376
	Estimated losses on uncompleted contracts	.	     1,041            	271
	Other current liabilities	................. 	      160	            200
		Total Current Liabilities................	      4,437        	  4,110

	Long-term Debt	............................	         0           1,926

Stockholders' Equity:
	Common stock	.............................	        557	            554
	Paid-in capital	..........................	     24,539         	24,432
	Retained earnings	........................      22,830	         21,432
		Total	...................................	     47,926         	46,418
	Treasury stock............................	   	(19,148)       	(18,603)
		Stockholders' Equity - net	..............	     28,778          27,815

Total Liabilities and Stockholders' Equity   		$ 33,215	       $ 33,851

See Notes to Condensed Consolidated Interim Financial Statements.

                              DBA SYSTEMS, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (in thousands)
                               (Unaudited)
                                             	      Nine Months Ending
	                                              March 31, 1997  	March 31, 1996

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                        		$  1,399          $   746
Adjustments to reconcile net income to net
 cash provided by operating activities:
	Depreciation & amortization	                           	789             	771
	Gain on sale of assets		                                (13)

	Decrease (increase) in current assets:
		Accounts receivable	                                   	93	           1,566
		Costs and estimated earnings in excess of
   billings on	uncompleted Government contracts       	 	529            	(142)
		Inventory		                                            194            	(280)
		Other current assets		                                  94            	(382)

	Increase (decrease) in current liabilities:
		Accounts payable	                                     	350             	134
		Accrued expenses		                                    (295)            	(43)
		Billings in excess of costs and estimated
   earnings on uncompleted Government contracts       		(463) 	           (63)
		Estimated losses on uncompleted contracts	 	           770              	99
		Other current liabilities	                            	(35)             	37
	Other - net		                                          (401)         	   139
	Net cash provided by operating activities		           3,011           	2,582

CASH FLOWS FROM INVESTING ACTIVITIES
	Sale (purchase)  of Investments		                    (1,878)           	5,000
	Capital expenditures	                                 	(387)             (277)
	Proceeds from sale of property		                         16	               25
	Net cash provided by (used in) investing activities (	2,249)           	4,748

CASH FLOWS FROM FINANCING ACTIVITIES
	Repayments on long-term debt                       		(1,926)         	(     0)
	Net cash used in financing activities	              	(1,926)	         (     0)

Net increase (decrease) in cash during the period	   	(1,164)           	7,330
Cash and cash equivalents at beginning of period	     	2,699	            3,202
Cash and cash equivalents at end of period		       $   1,535	         $ 10,532

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

(3)	Inventories consist of the following (in thousands):

                            		March 31, 1997          	June 30, 1996
	                              	(Unaudited)              	(Audited)

        		Finished Goods        	$	2,224	                 	$ 2,509
		        Work in Progress	         	102                       	37
		        Raw Materials         	     40		                      14
		        TOTAL	                  $2,366                 		$ 2,560

(4)	Net earnings per common and common equivalent share are computed by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares consist of common stock, which may be issued upon exercise of outstanding stock options. For the three-month periods ending March 31, 1997 and 1996, weighted average shares were 4,439,000 and 4,488,000, respectively.

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

Business Environment

The defense industry continues to experience numerous mergers and consolidations of companies doing business with the Government, and this trend is expected to continue for the immediate future. In addition, the Federal Government continues to closely scrutinize its spending in the high technology and defense areas. As a result, competition for available contracts is intense. In response, the Company closely manages its liabilities and indirect cost, thereby maintaining its indirect overhead rates at competitive levels. Additionally, the Company has focused its primary marketing efforts in areas where it has been the most successful and will attempt to translate its success into commercial areas where its core technologies apply. The Company will continue to pursue this strategy during fiscal year 1997 with increased competitiveness as its primary goal.

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

Results of Operations

During the three-month period ended March 31, 1997, DBA recorded revenues of $6,381,000, up $963,000 (18%) from the $5,418,000 recorded in the comparable three-month period in the prior fiscal year. The increase in revenues was primarily attributable to work on the $8.8 million Common Imagery Ground/ Surface System (CIGSS) contract awarded in June 1996 and the associated Operations and Maintenance effort. $2.5 million of sales have been achieved on the CIGSS year-to-date. The start of this contract has created a higher pass through of material costs as well as a limited amount of increase in the level of direct labor.

Operating income was $624,000 during the current three-month period, up $333,000 (114%) from $291,000 in the comparable period in the prior fiscal year. This marks the 25th consecutive quarter of profitable operations for DBA. The current quarter's operating margin was 9.8% as compared to the operating margin of 5.4% in the prior year's comparable quarter. The increase in operating margin was attributable to completion last year of remaining Kissimmee plant contracts that were unprofitable due to site relocation as well as continued robust performance by the Company's two long-time successful core programs, Proprietary Imagery Exploitation and Tactical Imagery Exploitation. These two programs currently make up 68% of DBA's revenues. Performance is expected to remain strong for the foreseeable future subject to the vagaries of defense funding.

During the three-month period ending March 31, 1997, the Company recorded new business bookings of $2,257,000 (up 9%) as compared to $2,074,000 in the prior year. (The major components of these bookings are the $700K LightSAR study for NASA/JPL, the $650K Taiwan Avenger Video Trackers, and the $500K US MICOM PADS integration.) As a result, the backlog at March 31, 1997 was approximately $19,800,000, down $8,600,000 or 30.3% as compared to the June 30, 1996 balance of approximately $28,400,000. Backlog by the end of the fiscal year is expected to remain near the $20 million level.

In late December 1996 it was announced that DBA was not awarded the subcontract for its proposal of $9 million concerning the competition for new business as a derivative offshoot of its tactical imagery exploitation market. Fortunately as a condition of our willingness to team exclusively, our team leader formally agreed to provide supplanting opportunities over the next five years if the
contract  was not awarded to the team.    Although the loss was a disappointment
to the Company in its overall strategic plan for growth, efforts are now being directed towards other major competitive proposals in the areas of commercial satellite development, commercial manufacturing of communication/location devices, and analysis of the computer Year 2000 issue. The Company will seek to exploit its competitive advantages of technical resources and affordable cost structure to capture these new business opportunities.

Concerning the Prompting Mammography (PROMAM) project for development of an early detection system for breast cancer, DBA's partner through formal agreement, the Particle Physics and Astronomy Research Council (PPARC) of the UK government, has not yet designated funding for start of the clinical trials in the UK which had been scheduled for April 1997. DBA senior management continues to focus its efforts on securing the funding and recovery of the schedule leading to roll-out of this product. Alternative solutions for funding are being discussed with representatives of the UK government and industry. At this time no definite plan has been agreed to. The PROMAM approach with UK clinical trials remains the quickest-to-market option for exploitation of this technology. In the meantime, the Company will soon introduce to the market a review station, which is a medical digitizing scanner interim product that would be convertible to a full PROMAM system at a later date.

Interest income during the current period was $183,000 as compared to $140,000 in the comparable quarter in the prior fiscal year. This increase was due to a larger investment base of cash, a more aggressive treasury policy in securing an improved rate of return, and an upswing in available short-term market interest rates. Interest expense during the current period was $2,000 as compared to $43,000 recorded in the comparable quarter in the prior fiscal year. The reduction in interest expense was attributable to liquidation of the Company's long term debt during December 1996. This action is estimated to save approximately $55,000 annually.

As forecasted previously and as discussed under Legal Proceedings below, the Company finalized a settlement of a long-time note receivable which resulted in a one-time recognition of $175,000 of other income during March.

The Company currently has only a limited net operating loss (NOL) carryforward available for federal tax purposes, and thus is paying significant federal and state income taxes this year. The Company accrues a provision for state income taxes as income is recognized based on the current prevailing state tax rates.

As a result of the above factors, net income was $704,000 (up 159%) in the current period as compared to $272,000 in the same period of the prior fiscal year. Fully diluted earnings per share were $.16 for the three months ending March 31, 1997 versus $.06 recorded in the comparable quarter in the prior fiscal year.

Liquidity and Capital Resources

At March 31, 1997, the Company had working capital of approximately $17,692,000, down $523,000 or 2.9%, when compared to the $18,215,000 as of June 30, 1996.
This reduction was primarily driven by liquidation at par in December 1996 of the 8 1/4% debentures worth $1,926,000. The Company is seriously studying several investment alternatives to utilize part of its remaining $13 million of cash in order to increase return-on-equity. Accounts receivable-net decreased $93,000 from $2,586,000 at June 30, 1996 to $2,493,000 at March 31,
1997 due to efficient collection of outstanding trade receivables and aggressive pursuit of "past due" accounts. Costs and estimated earnings in excess of billings on uncompleted contracts decreased from $4,055,000 at June 30, 1996 to $3,526,000 at March 31, 1997.

The Company has renegotiated its $4,000,000 unsecured line of credit with a bank which now expires January 31, 1998. Amounts drawn on this line of credit accrue interest at either the bank's prime rate or LIBOR plus 1.75% as selected by the Company upon the utilization of any portion of the line of credit. The Company had no borrowings against the line of credit at March 31, 1997.

On February 26, 1997 the Company announced that its Board of Directors authorized a stock repurchase program whereby the Company may repurchase up to 200,000 shares of its outstanding stock in the open market or in negotiated transactions through August 31, 1997 and at such prices as the Company may decide. This action was taken based on the assessment that DBA's common shares were undervalued.

During the quarter ending March 31, 1997, the Company recognized additions to capital equipment of approximately $99,000. The Company believes capital funding requirements for fiscal 1997 can be internally satisfied from working capital.

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

The Company finalized a negotiated settlement during the current quarter of a lawsuit filed by DBA in 1987 in Rhode Island stemming from default on a note payable by purchasers of Graphics Marketing, formerly a subsidiary of DBA Systems. $175,000 was received in March by DBA as the complete and final settlement payment.

As of December 6, 1996, the Company formally appealed to the Armed Services Board of Contract Appeals (ASBCA) a final decision by the Contracting Officer for the United States Army Tank-Automotive and Armaments Command on the M23 Mortar Ballistic Computer (MBC) contract to award only $225,000 on a $9.4 million certified claim for equitable adjustment for work completed in 1992. DBA believes that it has a valid claim which arose out of a large number of defects in the government's drawing package that caused an incompatibility between the product's design and manufacturing and test specifications, which substantially increased contract performance costs and contained potential for defective products being fielded. When DBA informed the Contacting Officer (CO) of this situation, the Government's response to these concerns was to direct DBA to continue with the completion of the contract, which it did, and for which the Company subsequently filed a claim. Progress on the case to date has been very slow due to an extremely large number of requests
for information from the government under discovery.   Based on the normal
course of such legal proceedings, it is anticipated that it will be at least another two years before the ASBCA issues its decision on this case.

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

ITEM 5. -- OTHER INFORMATION

In September 1996, 10 1/2 months after DBA's initial submission, the Company received official notification from the FBI about its successful completion of the Image Quality Specification (IQS), Appendix F, testing. Appendix F of the IQS is one of the most arduous levels on record, and numerous companies have withdrawn their efforts from this approval cycle. DBA is one of only two companies to achieve Appendix F of the IQS, and it is the only company to pass with a scanner working in the high volume fingerprint batch mode. This achievement is a critical milestone in establishing the Company's expertise and in penetrating the fingerprint card scanner market. This milestone led to the initial commercial order worth $200,000 in April 1997. The Company expects potential revenues in the law enforcement market to amount to a possible $2 million in the foreseeable future.

On December 16, 1996, DBA liquidated at market value its Employee Stock Ownership Plan (ESOP) consisting of 106,000 shares of DBA common stock. This action was intended to streamline and enhance the employee benefit plan in order to retain and attract highly skilled and valuable employees.

On April 16, 1997 the Company announced the receipt of a $700K NASA contract to perform a definition study of a low-cost synthetic aperture radar (SAR) satellite for Earth-imaging applications. DBA Systems was one of four companies awarded contracts to study possible design and implementation approaches for the LightSAR system to meet the NASA scientific needs and also maximize the commercial application of SAR-related products. DBA has teamed with CTA Space Systems, a McLean, Virginia based firm which is the architect and producer of the majority of small satellites built in the US.
If the DBA/CTA team is successful winning the next phase of the contract which will be worth approximately $120 million, it is DBA's intent to finance the commercialization portion via an initial public offering of a company which will be called RadarSat of America, Inc.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

	(a)	The exhibit index filed with this report is on page 10.

	(b)	Reports on Form 8-K - none.

Pursuant to the requirements of Section 13 and 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be executed on its behalf by the undersigned, thereto duly authorized.

						DBA SYSTEMS, INC.



Date: ______5/13/97______		By: ______signature______________
                             									John L. Slack
					                                	Chairman of the Board,
                                      President,	Treasurer, Acting
						                               	and Chief Executive Officer



Date: _____5/13/97______		By: ______signature____________
	                           	Edward M. Bielski
				                         Corporate Controller

                            DBA SYSTEMS, INC.
EXHIBIT INDEX

	                                                        Page No.
Exhibit 11 - Computation of earnings per share            	12
