Form 10-K
period 1997-06-30
DBA SYSTEMS INC
filed 1997-09-22
CIK 27442

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-K
(Mark One)
	   X	      	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

               For the fiscal year ended June 30, 1997
                                  OR
			         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from            to

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

                            (407) 727-0660
             (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class:  None	  	Name of each exchange on which registered:  None

           Securities registered pursuant to Section 12(g) of the Act:

DBA Systems, Inc., Common Stock, $.10 par value

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes __X__     No _____

	Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K [ ]

	As of September 1, 1997, 4,422,062 shares of the Registrant's Common Stock, excluding stock held in Treasury, were issued and outstanding, and the aggregate market value of such shares held by nonaffiliates of the Registrant on such date was approximately $22,942,868 (based on the last price on that date of $5.4375 per share).

                     DOCUMENTS INCORPORATED BY REFERENCE
	List hereunder the following documents if incorporated by reference and the
Part of the Form 10-K into which the document is incorporated:  Proxy
Statement, filed within 120 days - Part III, Form S-2 Registration Statement, filed September 25, 1985 (including Amendment Nos. 1 and 2).

Total number of sequentially numbered pages:  40
The Exhibit index appears on sequential page 38

                                PART 1
ITEM 1
The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Forward-looking information provided by DBA Systems pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors.

General Description of Business

The Company was founded in 1963 to provide near earth tracking analysis of spacecraft for NASA. Over the ensuing years, DBA has been predominantly involved in providing hardware and software systems for applications in the defense industry. In April 1984, the Company temporarily broadened its base of business into the commercial graphic arts, remote sensing and medical imaging markets. With the sale of these commercial businesses during fiscal year 1988, DBA re-focused on its traditional capabilities and markets. DBA is now principally engaged in the defense mapping, charting & geodesy and electronics business and has re-entered the medical imaging and commercial imaging markets. DBA provides specialized products and services in two major areas of concentration: imaging systems and electro-optical systems.

The imaging systems' area includes the acquisition of image data, the processing, manipulation and exploitation of that data, its dissemination in either electronic or hard copy form, and the development of derivative products from imagery. There are three company divisions involved in imaging systems:
Proprietary Imagery Exploitation (PIE), Tactical Imagery Exploitation (TIE), and Commercial Imagery Exploitation (CIE). Applications of DBA's imaging technologies include development and support of precise mapping and targeting systems, development and support of imagery intelligence systems, development of geographic information systems and their data bases, and development of products to convert images from the hard copy to digital form and output digital images in hard copy form.

The electro-optical systems area is identified as the Systems Engineering and Development (SED) Division. It encompasses DBA's design, development and manufacture of electronic products and systems. It is not imagery-based, but uses some of the same core technologies as the imaging systems area. This equipment is primarily used in the test and evaluation of weapons systems and is employed in both test and training environments. Specific products include automatic video trackers for use in precision test range applications and tactical fire control systems and infrared sources used in the calibration of infrared images and heat seeking missiles. Systems include range systems for crew and system training against high fidelity replications of air defense threats in simulations as well as test range command and control systems for evaluation of crew and system effectiveness.

Products designed and developed for production are manufactured at the Melbourne manufacturing facility and include, but are not limited to video trackers, IR test sets, high resolution image scanners, telemetry systems and missile simulators.

The following table reflects the revenues recorded by the above areas of concentration during the prior three fiscal years:

                        PERCENT OF TOTAL REVENUES

                                   Fiscal Year Ended June 30,
  	                                   1997   	1996    	1995
TIE,PIE and CIE	                       73%    	62%     	68%
Systems Engineering & Development	     27%   	 38%	     32%
	Total	                               100%	   100%    	100%

Imaging Systems

The Company continues to face the challenge of increased competition for declining defense dollars in its traditional business areas. Consequently, the Company remains vigilant for opportunities to expand our product and service lines and markets. Our continuing goal of participating in larger programs has caused us to intensify our efforts to develop strategic alliances with major firms that can utilize DBA's leading-edge imaging technology to complement their resources and strengthen their overall competitive position. Additionally, the Company has continued its research and development efforts directed toward new digital-imaging technologies, including the development of low-cost, high resolution digitizers; data compression techniques, and other technologies targeted to government and commercial markets.

Proprietary Imagery Exploitation

This business area originated in the late 1960's and early 1970's from research and development efforts of the Company which were associated with the exploitation of large area photographic imagery. These activities led to several multi-million dollar contract awards. DBA's expertise resides in the development of the mathematical techniques, systems design and software used to analyze imagery in support of creating large area, geometrically-precise data bases. These programs typically involve one-of-a-kind systems comprised of DBA-developed scientific applications software and mainframe or super-mini computer hardware configurations. Development extends over several years with DBA proceeding through various formal customer design reviews and factory and final acceptance reviews. Subsequent to delivery, DBA often provides operations and maintenance support throughout the system life cycle. In April 1997, customer authority was transitioned to a new entity, as the federal government reorganized responsibilities in this area. At that time $1.9 million of orders was booked, with an additional booking of $5-6 million expected in late calendar year 1997. This longtime program accounted for 25% of Company revenues this year. This past year a study concerning softcopy applications was completed. The results of this study are expected to lead to a major hardware and software upgrade over and above current scope on the contract.

Tactical Imagery Exploitation

DBA continued its longtime support of the Army's Tactical Exploitation of National CAPabilities (TENCAP) system during 1997. The three existing MIES (Modernized Imagery Exploitation Systems) are being migrated toward Common Imagery Ground/Surface Systems (CIGSS) compliance as established by the Defense Airborne Reconnaissance Office and the Central Imagery Office. This work is being performed on the contract worth $8.8 million received in June 1996.

The MIES to CIGSS migration involves the coordinated integration of several evolving Government Furnished Equipment (GFE) architectures as well as the development of new hardware and software by DBA. The major components being integrated are: Imagery Exploitation Support System (IESS), Image Product Library (IPL), and Digital Imagery Exploitation and Production System (DIEPS). DBA is an active participant with the Government agencies and defense contractors responsible for these products. The DBA development effort includes the design and fabrication of a new hardware module and its associated software, to receive National Imagery as well as the design and implementation of the required Graphical User Interfaces (GUIs).

An option for $1.5 million awarded in June 1997 will reconfigure MIES to be housed in 31 foot mobile enclosures. The resultant systems will have greatly enhanced transportability features. Specifically they will be capable of being driven on or off of a C-130 transport aircraft. This feature will allow rapid deployment into areas not able to support the larger air cargo vehicles.

The longtime TIE customer accounted for 43% of the Company revenues in fiscal 1997. Renewal of the Operations & Maintenance part of the contract is expected in March 1998 for between $3-4 million.

Commercial Imagery Exploitation

July 1997 marked the successful installation of DBA's first ImagClear(tm)
Model F5000 High Volume Fingerprint Card Scanner in Michigan State Police Central Records Department in Lansing, Michigan. The scanner, workstation and QuickScan software were delivered under a contract with NEC Technologies, Inc. The ImagClear(tm) Model F5000 Scanner is DBA's newest addition to their line of high-speed, high-resolution scanning systems. Identified last year as an emerging market, DBA developed the F5000 under Internal Research and Development and Capital Programs. It was submitted to the Federal Bureau of Investigation (FBI) for certification against their Integrated Automated Fingerprint Identification System (IAFIS) Image Quality Specification (IQS) and was subsequently certified in September 1996 and January 1997, meeting the Appendix F requirement. Appendix F is the highest level of image quality certification attainable with the FBI. DBA's ImagClear(tm) Model F5000 Scanner is currently the only scanner available that has attained the Appendix F certification that scans cards in a batch fashion.

PROMAM, the computer-aided radiologist prompting system which uses DBA's ImagClear(tm) medical film scanner to help radiologists detect breast cancer in mammograms, has continued to make technical progress toward completing development. A demonstration of feasibility in a preclinical trial of 2,000 cases at the West Scotland Breast Screening Center in Glasgow is scheduled for completion in September 1997. Findings appear to confirm that PROMAM is able to increase the sensitivity of a radiologist to detect cancer in the mammograms of asymptomatic women to about the level normally associated with two radiologists "double reading" the mammograms, without the negative impacts of increasing patient recalls or biopsies due to false positive readings. Unfortunately, DBA's partner in this venture, the UK's Particle Physics Astronomy Research Council, has failed to date in its responsibility to secure public funding to continue on with full clinical trials involving 30,000-100,000 cases. Attempts to secure private funding over the past six months have yielded the serious interest of several investors, however, negotiations as yet have been unable to produce an agreeable company structure and work-share arrangement which would enable the next phase of the program to continue. Meanwhile, DBA is proceeding to implement plans in December to roll-out an interim product, the Mammogram Review Station.

DBA is one of four contractors to the Jet Propulsion Laboratory (NASA/JPL) participating in an eight month study to assess technical, cost and schedule requirements for a future L-Band Synthetic Aperture Radar (SAR) satellite and associated ground processing facilities. The study goal is to validate and/or modify the LightSAR design to retain mission science objectives as well as to ensure a high commercial content through future sales of value-added SAR products. A commercial enterprise, RadarSat of America, has been formed to develop the market and to offset the mission development and operational costs.

DBA's manufacturing group won two commercial "build-to-print" contracts with General Electric Medical Systems (GEMS). The Optima Transmission Scanner is a medical device used in the nuclear medicine field. This scanner is part of a Diagnostic Imaging System developed by GEMS. The other program, Starcam, is a group of component kits that are ordered, packaged and shipped by DBA.

System Engineering and Development

System Engineering and Development (SED) Division has a thirty year record of technological leadership in the development of electro-optical systems designed to provide real-time tracking and evaluation of complex military systems. Revenues accounted for 27% of the Company's 1997 performance.
The business area has evolved and expanded to encompass advanced test, threat simulation and training instrumentation for air, space, naval and ground test range environments. These systems provide evaluation of both crew and weapons systems effectiveness.

Continued interest in DBA's Portable Air Defense Threat Simulators from all branches of the military remained high during this fiscal year. DBA Systems completed and delivered five XM18A Threat Simulators and modified the five
High Mobility Multi-purpose Wheeled Vehicles (HMMWV) which will be used as deployment vehicles for the XM18A Systems. The XM18A systems were delivered to the U.S. Army Operational Test and Evaluation Command (OPTEC) Threat Support Activity (OTSA)
<PAGE 4>
located at Ft. Bliss, Texas. The XM18A Systems will be used during Developmental and Operational Test and Evaluation to simulate advanced foreign manportable surface-to-air infrared missiles.

During the current year DBA was awarded a five year contract to manufacture threat simulators, training systems and associated spares and support equipment. This contract, with a ceiling of $10 million, will be used by various procuring activities to obtain a variety of equipment for specialized testing and training purposes.

DBA was also awarded a contract to design and build two threat simulation systems for the Southern California Offshore Range (SCORE). These unique systems will provide the capability to operate two different advanced missile threats from a common scoring package.

DBA's ongoing Infrared Target Simulators (IRTS) programs have been very successful during this past year. The Target Simulators are used to test the infrared guidance units of various missiles, such as the Mavericks, GBU-15's, Slam, Harpoon, and the AGM-130's. DBA has completed three separate contracts this past year worth $2.3 million. These contracts were to assemble, test and deliver thirteen Maverick Infrared Target Simulators. This brings the total quantity of Maverick IRTSs to 260 delivered by DBA to customers around the world. Thirteen of these units under the USAF contract were marked for Foreign Military Sales. Orders in FY 98 are expected to be in the $1-2 million range.

DBA has recently been awarded a two-year contract by U.S. Army Communications/ Electronics Command (CECOM) for depot level repair and overhaul of CN1314 Vertical Displacement Gyroscopes. DBA has been a primary supplier of gyroscopes for U.S. Army helicopters for over 17 years. The award of this contract, valued at just under $1 million (including the option), will position the Company to pursue other depot level gyro repair contracts that are available, in part, due to the reduction in defense budgets to procure new helicopters.
DBA believes that the helicopter service life extension programs will provide a continuing and growing need for DBA, with its proven record of competence and integrity in this field, to repair and overhaul other gyroscope models for the U.S. Army Depot system. Also, as a consequence of this contract, DBA will have opportunities for sales of a small number of new gyros to the U.S. Army as well as domestic and foreign commercial air frame manufacturers.

DBA was awarded a contract for eight video trackers in support of the Navy's Optical Director program. The award represents DBA's third contract with the Kollmorgen Corporation for this program. The tracker is the latest addition to DBA's broad family of video tracker products and is being customized to ensure the design supports multi-target tracking allowing target prioritization during engagements. The tracker architecture also provides the ability to interface the system with a wide variety of video sensors, including the newer digital output format sensors. The award is significant in that there is a strong potential to equip not only Destroyer class vessels, but Cruiser class and other naval surface ships. There is also a significant market with foreign navies requiring this type system for coastal defense.

DBA is entering into the final design stage of a new product, the Asset Monitor. The DBA Asset Monitor will provide the exact location of an item and have the capability to transmit a variety of sensor data to our customers.
The initial target market for the Asset Monitor will be the trucking industry to provide location and security for the trailers. The DBA Asset Monitor has the ability to provide data for up to 12 weeks with a built-in power source. This device enables the customer to obtain the location of his trailer, the temperature inside the trailer, the size of the load and when the doors were opened and shut. If the customer desires to be notified when interrupts (door openings or out of temperature ranges) occur, the DBA Asset Monitor and sensor suite has the capability to notify them immediately. As the product matures, its applications will expand into other areas including rail car location and remote asset status reporting. DBA is in discussions with a telecommunications firm in forming a partnership for providing customers with a product and recurring service.

The Advanced Multi-Mode Video Tracker (AMMVT) represents the latest product in DBA's continued evolution of video tracker products, dating back to the early 70's. The system is designed to provide the user with an inherently flexible architecture, allowing adaptation to a broad range of target and tracking requirements. The system design permits easy integration into laboratory, surveillance, robotics, inspection, test range and tactical environments.

DBA successfully continued its goal of transferring military technology into the commercial/medical marketplace with the completion of a National
Institutes of Health (NIH) Phase I SBIR for an Eccentric Videorefractometer. The device provides the ability to rapidly screen large populations of noncooperative subjects such as infants, young children, and the multi-handicapped for eye misfocus and related disorders. The device integrates core technologies from DBA's imaging, photogrammetric and video tracker product areas. The Phase I research proved the feasibility of the proposed device and developed a preliminary design. With submittal of the Phase I Final Report, a Phase II grant request was also submitted. This request, if approved, will allow development of a prototype device to verify and refine the Phase I design concept.

DBA was awarded a new Phase I SBIR by NIH for the development of an Infant Binocular Vision Test System. The primary goal of this research is to design a compact, portable, stereoscopic test system for use in vision testing of infants and young children for early detection of amblyopia, strabismus and related disorders. The system uses a state-of-the-art stereoscopic display and the latest in DBA PC based tracker technology to provide a non-intrusive means of measuring eye and head movement.

Enterprise Florida has selected DBA to participate in the "Florida Defense Business Adjustment Small Business Innovation Research Program." This program provides the opportunity for defense-related companies to apply for co-investment funding in promising technology or commercialization leading to introduction of a product into the marketplace. The basis of the award is to assist DBA with the implementation of a "Manufacturing Methods and Technology Program" which would enable the Company to develop specialized techniques for the manufacture of the "Eccentric Video Refractometer." This device is planned to be developed under a National Institutes of Health (NIH) Phase II Small Business Innovation Research Grant. The instrument is designed to provide screening of vision disorders in non-communicative populations using advanced video tracking techniques, a leading DBA technology product. The Infant Study Center of Brooklyn College will be DBA's clinical partner.

Customers and Suppliers

During the fiscal years which ended June 30, 1997, 1996 and 1995, approximately 95%, 95% and 88% respectively, of the Company's revenues were derived from contracts with agencies of the U.S. Government and from subcontracts with Government prime contractors. The Company performs work under fixed-price, time and material and cost-plus-fee contracts. Contracts performed for the Government are generally terminable at the will of the Government or subject to re-negotiation at the election of the Government. Future revenues and income of the Company could be materially affected by changes in Government procurement policies or a reduction in Government expenditures for services of the type provided by the Company. It is the goal of the Company to reach a mix of 30% commercial business base by the year 2000.

The Company is not dependent on any one supplier in connection with the development or manufacture of its products and services. No one sole source supplier is responsible for more than 4% of the Company's revenues. Sole source suppliers account for less than 16% of the Company's revenues for fiscal 1997.

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

The following table reflects the independent research and development funds not specifically related to particular contracts expended by the Company over the last three fiscal years:

                                   	 Fiscal Year Ended June 30,
	                                    1997     	   1996    	  1995
Total Research & Development	      $637,000	   $424,000	   $331,000

Backlog

The Company's backlog of unfilled orders at June 30, 1997 was approximately $16.6 million as compared to $28.4 million at June 30, 1996. TIE is credited with 48% of the backlog and 34% is attributable to PIE. Approximately $15 million of the June 30, 1997 backlog is expected to be converted into revenues during the fiscal year ending June 30, 1998. An order is entered into backlog only when the Company receives a definite commitment from a customer. The Company plans to grow its backlog by nearly 30% over the next 12 months. The emerging market for the Asset Monitor should generate $4-7 million of orders. Over $11 million of orders are expected from the two longtime customers in the PIE and TIE areas.

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

Divisions of certain large industrial concerns with financial resources and facilities substantially greater than those of DBA, such as Raytheon/E-Systems, General Dynamics, Intergraph, Lockheed-Martin, TRW, and Contraves, are active in fields similar to those of the Company. DBA also experiences competition from other specialized firms, such as Morpho, Autometrics, SAIC, and Metric.
As DBA enters the new commercial market for nationwide wireless data communications systems, DBA will be competing with QualComm, Highway Master, and AMSC.

DBA's future success will depend upon, among other things, its ability to withstand competition from larger companies, to obtain and retain competent personnel to successfully accomplish its obligations under its various contracts and to productively extend its technological expertise to new applications.
All of these factors are subject to uncertainty.

Patents

The Company holds and is also licensed under a number of U.S. and foreign product and process patents which extend through 2006 and has filed applications for other such patents that are pending. The Company follows the practice of obtaining patents on new developments whenever advisable. While the Company considers that in the aggregate its patents and licenses are valuable, it does not believe that its business is materially dependent on its patents or licenses or any group of them. In DBA's opinion, engineering, production skills and experience are more important to its market position than patents or licenses.

Employees

As of September 2, 1997, the Company had 209 employees. The Company is not subject to any collective bargaining agreements with its employees.

ITEM 2	PROPERTIES

DBA Systems, Inc. is headquartered in Melbourne, Florida. The Corporate offices occupy approximately 3,300 square feet in a 64,000 square foot building located at 1200 South Woody Burke Road in Melbourne, Florida.

The leased facilities are occupied under leases for terms ranging from 1 to 40 years, a majority of which can be terminated or renewed at no longer than five-year intervals at DBA's option. DBA considers its facilities to be suitable and adequate for the purposes of which they are used. Following are details of the properties occupied by DBA.

Location       	           Title	           Size	               Use
1200 S. Woody Burke Rd.	 Land Lease,    	64,000 sq. ft.	  Engineering, office
Melbourne, FL          	 Improvements		                   space & assembly area
	                        Owned
Redwood Plaza 1         	Leased         	20,060 sq. ft.	  Office space
10560 Arrowhead Dr.
Fairfax, VA
1101-1103 W. Hibiscus   	Owned	          27,500 sq. ft.	  Office space & retail
Blvd.                                                     space
Melbourne, FL

The Kissimmee, Florida property, located at 2931 Poinciana Boulevard, is a 141,500 sq. ft. building previously used for manufacturing. This property is being held for sale and has received interest from numerous prospective buyers. Approximately 2,000 sq. ft. is currently being used for manufacturing purposes, as the gyroscope repair line has recently been reactivated. This area is expected to grow as more contracts are awarded. The majority of the property is under short lease as a storage facility in order to defray facility expenses. Approximately 6,500 sq. ft. of the Fairfax office has been sublet in order to defray operating expenses.

ITEM 3	LEGAL PROCEEDINGS

From time to time, as is normal with respect to the nature and kind of business in which DBA is engaged, various claims, charges and litigation are asserted or commenced against DBA arising from or related to product liability, patent breach or warranty, contractual relations or employee relations. The amounts claimed in such litigation may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court awards. In the opinion of management, final judgments if any, which might be rendered against DBA in potential or pending litigation, would not have a material adverse effect on its assets or business.

The Company maintains officers' and directors' liability insurance which insures individual officers and directors of the Company against certain claims as well as attorney's fees and related expenses incurred in connection with the defense of such claims.

The Company finalized a negotiated settlement during the third quarter of a lawsuit filed by DBA in 1987 in Rhode Island stemming from default on a note payable by purchasers of Graphics Marketing, formerly a subsidiary of DBA Systems. DBA received $175,000 in March as the complete and final settlement payment.

As of December 6, 1996, the Company formally appealed to the Armed Services Board of Contract Appeals (ASBCA) a final decision by the Contracting Officer for the United States Army Tank-Automotive and Armaments Command on the M23 Mortar Ballistic Computer (MBC) contract to award only $225,000 on a $9.4 million certified claim for equitable adjustment for work completed in 1992. DBA believes that it has a valid claim which arose out of a large number of defects in the government's drawing package that caused an incompatibility between the product's design and manufacturing and test specifications, which substantially increased contract performance costs and contained potential for defective products being fielded. When DBA informed the Contracting Officer
(CO) of this situation, the Government's response to these concerns was to direct DBA to continue with the completion of the contract, which it did, and for which the Company subsequently filed a claim. Progress on the case to date has been very slow due to an extremely large number of requests for information from the government during the discovery process. Based on the normal course of such legal proceedings, it is anticipated that it will be another two years before the ASBCA issues its decision on this case.

The Company had a $12.5 million contract with Advanced Medical Management Systems, Inc. (AMMS) for the production and exclusive worldwide distribution of its ImagClear(tm) medical digitizers. On August 10, 1995, the Company filed suit in the U.S. District Court to recover liquidated damages which arose from nonperformance of the contract by AMMS. On October 3, 1996, the court awarded DBA a favorable judgment against Mr. Bob Wilson, the principal financial backer of AMMS, for $9,375,000. In DBA's opinion, collection on this judgment is problematic. The Company is proceeding with plans to bring the medical digitizers to market through partnership with another entity.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year through solicitation of proxies or otherwise.

                                PART II
ITEM 5          	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                 RELATED SECURITY
A.	DBA common stock, par value $.10, is currently traded on NASDAQ/NMS.  The high and low closing price for each quarterly period during the last two fiscal years is as follows:

                                     Lowest           	Highest
1st Quarter FY97	                    4 3/4	             5 3/4
2nd Quarter FY97	                    5 3/8	             6 3/4
3rd Quarter FY97	                    4 3/8             	6
4th Quarter FY97	                    4 7/8             	6

1st Quarter FY96                    	5 1/2             	7 1/4
2nd Quarter FY96	                    4 3/8             	7 1/8
3rd Quarter FY96                    	4 1/8             	5 3/8
4th Quarter FY96	                    4 7/8             	5 7/8

B.	The number of record holders of DBA Systems, Inc. common stock as of June 30,
   1997 and 1996 was 587 and 614, respectively.

C.	As of June 30, 1997, DBA Systems, Inc. has not declared nor paid dividends.
   Although the Company intends to continue to invest any future earnings in its business, it may determine at some future date the payment of cash dividends would be desirable.  The payment of such dividends would depend, among other things, upon the earnings and financial condition of the Company.

D.	In December 1996, DBA liquidated all remaining long term debt by exercising its option to redeem the $1.9 million of outstanding 8.25% debentures at par.

ITEMS 6, 7 AND 8

The information called for by Items 6, 7 and 8, inclusive of Part II of this form, is contained in the following sections of this Report at the pages indicated below:

		                                      Captions and Pages(s) of this Report
    ITEM 6	Selected Financial Data	           "Selected Financial Data"   	15
    ITEM 7	Management's Discussion and     	  "Management's Discussion and
	          Analysis of Financial Condition  	  Analysis"                	15-19
           and Results of Operations

    ITEM 8	Financial Statements and           	DBA Systems, Inc. and
	          Supplementary Data	                 Subsidiaries "Consolidated
                                               Financial Statements"    	20-34

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable


                                  PART III
The information required to be set forth herein, Item 10, "Directors and Executive Officers of the Registrant"; Item 11, "Executive Compensation";
Item 12, "Security Ownership of Certain Beneficial Owners and Management";
and Item 13, "Certain Relationships and Related Transactions", is included in a definitive Proxy Statement pursuant to Regulation 14A, which is incorporated herein by reference, filed with the Securities & Exchange Commission not later than 120 days after close of the fiscal year ended June 30, 1997.

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

4(b)	 Form S-8 Registration Statement (Employee Incentive Stock Option Plan-
      1982, Directors' Stock Option Plan-1982, and Directors' Stock Option Plan-1987) filed with the SEC on June 17, 1988 are incorporated herein by reference.

4(c) 	Form 13E-4 filed with the SEC on March 12, 1991, as amended by Amendment
      No. 1 filed April 9, 1991, as amended by Amendment No. 2 filed April 16, 1991, as amended by Amendment No. 3 filed April 23, 1991, as amended by Amendment No. 4 filed May 8, 1991 is incorporated herein by reference.

4(d) 	Form 13E-4 filed with the SEC on June 22, 1992, as amended by Amendment
      No. 1 filed on July 24, 1992, is incorporated herein by reference.

4(e) 	Form S-8 Registration Statement (Employee Incentive Stock Option Plan-
      1992, and Directors' Stock Option Plan-1993), filed with the SEC on February 18, 1994 are incorporated herein by reference.

10(a)	Lease dated July 9, 1981, between the Registrant and City of Melbourne
      Airport Authority.  (Incorporated by reference to Registrant's 1982
      Form 10-K.)

10(b)	Employee Retirement Plan and Trust.  (Incorporated by reference to the
      1979 Definitive Proxy Statement  of the Company.)

10(e)	Bonus agreement dated August 10, 1989 between DBA Systems, Inc. and
      John L. Slack. (Incorporated by reference to the Registrant's 1990 Form 10-K.)

10(f)	Lease agreement executed on June 24, 1993 between the registrant and the Equitable Life Assurance Society of the United States.
      (Incorporated by reference to the Registrant's 1994 Form 10-K.)

10(g)	1992 Employee Incentive Stock Option Plan. (Incorporated by reference to the 1992 Proxy Statement of the Company.)

10(h)	1993 Directors' Stock Option Plan. (Incorporated by reference to the 1993
      Proxy Statement of the Company.)

11   	Computation of Earnings per Share.

21   	Subsidiaries of the Registrant.

      Registrant agrees to furnish the Commission, upon request, a copy of each instrument with respect to issues of long-term debt. The principal amount of any individual instrument, which has not been previously filed, does not exceed ten percent of the total assets of the Registrant and its subsidiaries on a consolidated basis.

B.   	Reports on Form 8-K

     	The Company had no filings on Form 8-K during the fourth quarter of the fiscal year ending June 30, 1997.

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                         	DBA SYSTEMS, INC.
	                                         (Registrant)
DATED:	September 18, 1997
                                          	By	___(SIGNATURE)______
	                                         	John L. Slack
		                                         Chairman of the Board, President,
	                                         	and Chief Executive Officer



                                          	By ____(SIGNATURE)_____
		                                         Charles B. Robertson
		                                         Vice President of Administration
		                                         Corporate Secretary



                                         	By____(SIGNATURE)_____
		                                        Edward M. Bielski
                                       	 	Corporate Treasurer
    	                                    	Corporate Controller

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  	SIGNATURE                    	TITLE              	DATE

___(signature)_____
John L. Slack                 		Director	           8/13/96


___(signature)______            Director            9/18/97
Dr. Richard N. Baney

____(signature)_____           	Director            9/18/97
Thomas J. Boyce, Jr.

____(signature)_____           	Director	           8/13/97
Ambassador Robert F. Ellsworth

____(signature)____		           Director            9/18/97
William C. Potter

____(signature)___	            	Director            9/18/97
Dr. Lynn E. Weaver

INDEX TO FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS
                                                     	Page(s) in this Report

The following documents are filed as part of this Report:

(1)	Financial Statements

    Selected Financial Data	                                         	15

    Management's Discussion and Analysis                         		15-19

    Quarterly Financial Data (Unaudited)                            		20

    Consolidated Statements of Income for the
	   years ended June 30, 1997, 1996 and 1995	                        	21

    Consolidated Balance Sheets at June 30, 1997 and
    June 30, 1996	                                                	22-23

   	Consolidated Statements of Cash Flows for the years
    ended	June 30, 1997, 1996 and 1995                           		24-25

   	Consolidated Statements of Stockholders' Equity
    for the years	ended June 30, 1997, 1996 and 1995		                26

   	Notes to Consolidated Financial Statements 		                  27-35

   	Independent Auditors' Report                                    		36

(2)	Valuation and Qualifying Accounts

	II	Allowance for Doubtful Accounts on Accounts Receivable,
    Obsolete Inventory  and Estimated losses on uncompleted
    contracts for the years ended June 30, 1997, 1996 and 1995	      	37

(3)	Exhibits

   	11	Computation of Earnings per Share                            		39

    21	Subsidiaries of the Registrant          		                     40

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

                     DBA Systems, Inc. and Subsidiaries
                         SELECTED FINANCIAL DATA
               (In Thousands, Except Per Share Information)

                                   Years Ended June 30
	                         1997      	1996      	1995      	1994      	1993
Revenues	             	$	25,508  	$	20,470  	$	29,696  	$	24,316  	$	33,298
Operating income		     $ 	2,355  	$ 	1,140  	$ 	1,675  	$ 	1,231  	$ 	3,047
Net income		           $ 	1,785  	$ 	1,161	  $ 	1,502  	$   	837	  $ 	2,209
Total assets	         	$	34,014  	$	33,851	  $	32,209	  $	29,061	  $	30,687
Long-term debt		       $     	0  	$ 	1,926	  $ 	1,926  	$ 	2,540  	$ 	4,816
Stockholders' equity 		$	29,175	  $	27,815	  $	26,424	  $	24,632	  $	22,071

Earnings per common share
assuming full dilution:

Net income per share		 $  	.40   	$  	.26   	$  	.34	   $  	.20    $  	.56

Dividends per common
share                		$  	.00    $  	.00	   $  	.00	   $	  .00	   $  	.00

Management's Discussion and Analysis

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

Business Environment

Over the past year the defense industry experienced further mergers and consolidations of government contractors. This trend is expected to increase in pace but decrease in size as the pool of candidate merger companies contracts. The U.S. general economy is enjoying an unprecedented boom period with record-low interest rates, unemployment and inflation. On the other hand, the Federal Government continues to decrease in size and increase the scrutiny of its spending in the defense area as the country anticipates a "peace dividend" resulting from the end of the Cold War. Therefore, competition for available government contracts remains intense, especially as merged firms are able to muster greater resources in the development and proposal process. In response, the Company continues its policy of aggressively managing costs while focusing resources on new business opportunities with the greatest promise of success.

Liabilities remain at very low levels and liquid assets at very high levels while the Company poises itself to expand by taking advantage of commercial market opportunities. The Company is seriously seeking to acquire other companies and/or product lines in its bid to broaden sales within core competencies and enhance shareholder value. Indirect costs have been maintained at historically all-time-low levels to enhance competitiveness in the fierce marketplace. The Company will continue to maintain this posture as it marches through the challenging transition period of capturing commercial markets. Meanwhile, the Company's two long-term traditional government customers that make up two-thirds of the revenue base are projected to continue their current levels of revenues in the foreseeable future.

Reduction in the Department of Defense budget, continued Congressional and regulatory oversight of the Government procurement process, increased competition within the Company's traditional market niches, and the current Government procurement policy to award contracts based primarily on price and not exclusively on technical capabilities are all factors which may have a material effect on the Company's future operating revenues and profit margins. The Government's decisions regarding options presently held by the Company under existing contracts may also have an impact on the Company. These trends may result in delays in previously anticipated contracts or the loss of anticipated business to competitors. As a result, the reported financial information may not necessarily be indicative of the Company's future operating results or financial condition.

Results of Operations

The following table sets forth, for the periods indicated, the percentage that certain items in the Company's Consolidated Statements of Income bear to revenues and the annual percentage change of such items for the period indicated:

                              	Percentage of Revenues      	Percentage Change
	                              Year Ended June 30,         	Year Ended June 30,
	                           1997	     1996	     1995       	1996	 to  	1995	to
				                                                          1997      	1996
Revenues	                 	100.0%   	100.0%   	100.0%       	24.6%	    (31.1)%
Costs and expenses		        90.8	     94.4	     94.4	        19.8     	(31.0)
Operating income		           9.2	      5.6	      5.6       	106.6     	(31.9)

Interest income		            3.0	      2.8      	1.0        	32.9	      93.3
Interest expense		          (0.4)    	(0.9)    	(0.7)      	(44.0)    	(12.1)
Other expense - net		       (0.6)    	(1.4)    	(0.7)      	(41.3)    	 27.9
Total other expense		        2.0	      0.5	     (0.4)	      365.1	    (180.9)

Income before taxes		       11.2      	6.1      	5.2       	128.6	     (19.3)
Provision for taxes		       (4.2)    	(0.4)	    (0.1)     	1150.6	     102.4
Net income                 		7.0%     	5.7%	     5.1%	       53.7%	    (22.7)%

During the years ended June 30, 1997, 1996 and 1995, approximately 95%, 95% and 88%, respectively, of the Company's revenues were derived from contracts with agencies of the U.S. Government and from subcontracts with government prime contractors. Future revenues and income of the Company could be materially affected by changes in Government procurement policies or a reduction in Government expenditures for services of the type provided by the Company. The Company's business is performed under cost reimbursement, fixed price and fixed rate time and material contracts.

Fiscal Year 1997 Compared with Fiscal Year 1996

Revenues for the fiscal year ending June 30, 1997 were approximately $25,508,000, an increase of $5,038,000 or 24.6% when compared to the $20,470,000 recorded in the prior fiscal year. Over $4 million of the increase in revenues was attributable to increased Tactical Imagery Exploitation revenues resulting from the $8.8 million Common Imagery Ground Surface System (CIGSS) contract awarded in June 1996. The Company recorded approximately $13,500,000 in new bookings during fiscal 1997 as compared to approximately $32,100,000 during fiscal 1996. Decreased bookings in fiscal year 1997 were due mainly to the nature of follow-on procurements of Proprietary Imagery Exploitation and Tactical Imagery Exploitation which occur every two years. In December 1996, it was announced that DBA was not awarded the subcontract for its proposal worth $9 million concerning the competition for new business as a derivative offshoot of its Tactical Imagery Exploitation market. However, the Contractor formally agreed to provide supplanting opportunities over the next five years.

Costs and expenses increased from approximately $19,330,000 for the fiscal year ending June 30, 1996 to approximately $23,153,000 for the fiscal year ending June 30, 1997. As a percentage of revenues, expenses dropped from 94.4% to 90.8%. This relative decrease in costs and expenses was attributable to the successful completion of the $9.2 million Multi-year Avenger production contract as well as the fact that several unprofitable production contracts from previous years no longer were in operation. The Tactical Imagery Exploitation (TIE) and Proprietary Imagery Exploitation
(PIE) programs continued their cost-effective high levels of performance. Indirect support costs increased by approximately $2,300,000.

Interest income for fiscal 1997 was $763,000 as compared to $574,000 during fiscal 1996. This rise of 33% was primarily attributable to a $2.5 million increase in the cash available for investment as well as a modestly more aggressive investment policy combined with higher market interest rates which increased investment returns by over .5%. Management anticipates use of significant amounts of this available cash in the coming year for acquisition purposes which should help increase the Company's Return-On-Equity. During the interim, interest earned will be reinvested.

Interest expense for fiscal 1997 was $99,000 as compared to $175,000 during fiscal 1996. The reduction in interest expense was primarily attributable to the liquidation of the $1.9 million in 8.25% debentures in December 1996, which was viewed as a prudent use of available working capital. All long-term debt has now been eliminated from the Company's balance sheet. There are no current plans to incur further debt or raise capital from equity due to the current significant levels of working capital.

In March 1997, other income was significantly increased by a one-time recognition of a $175,000 settlement of a nine-year old lawsuit filed in Rhode Island stemming from default on a note payable by purchasers of Graphics Marketing, formerly a subsidiary of DBA Systems.

Significant state and federal income taxes were incurred this year for the first time since 1988 due to the consumption of Net Operating Loss (NOL) carryforwards from previous years.

As a result of the above factors net income of $1,785,000 was earned during fiscal 1997 as compared to $1,161,000 in the prior fiscal year.

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

The Company has entered into certain contracts with The Sokol Group, Inc., whose President and CEO is a DBA director. Under such contracts, the Company recognized revenues of approximately $128,000 for the fiscal year ended
June 30, 1995

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

Liquidity and Capital Resources

At June 30, 1997, the Company had working capital of approximately $18,330,000 as compared to approximately $18,215,000 at June 30, 1996. The current ratio on June 30, 1997 was approximately 4.79:1 versus 5.44:1 on June 30, 1996.
The Company has retained a very strong cash position and remains financially flexible. As of June 30, 1997 there was a total of $14.9 million of cash and short term investments recorded.

The Company has a $4,000,000 unsecured line of credit with a bank which expires January 31, 1998. Amounts drawn on this line of credit accrue interest at either the bank's prime rate or the bank's LIBOR plus 1.75%, as selected by the Company upon the utilization of any portion of the line of credit. The Company had no borrowings against the line of credit at June 30, 1997.

During the year ended June 30, 1997, the Company incurred capital expenditures of approximately $454,000 for manufacturing equipment, test fixtures and office equipment which were financed from working capital. The Company believes capital requirements for fiscal 1998 can be internally generated from working capital. The Company anticipates that capital requirements for fiscal 1998 will include manufacturing equipment, test fixtures and office equipment and will increase to slightly more than $.5 million in order to provide for expansion of the Company, especially in the area of its facilitization of the production line for manufacturing the asset monitor for truck trailer communications.

There is no outstanding long term debt with the liquidation of 8 1/4% debentures as of December 1996 when the Company exercised its option to redeem these bonds at par. This action is estimated to save approximately $55,000 annually.

In connection with the sale of the Company's commercial operations to an unrelated entity (the "Buyer") in 1987, the Company was named as a guarantor under a mortgage assumed by the Buyer. The mortgage was collateralized by a building which the Buyer sold for less than the mortgage value during October 1994. In exchange for settlement of the mortgage, the Company received a promissory note from the Buyer in the amount of $250,000, plus interest at the prime lending rate plus 1.50%. The note was payable in quarterly installments of $16,666 which began March 31, 1995 and concluded March 31, 1997.

The 141,000 square foot manufacturing facility in Kissimmee remains for sale, and is currently utilized for leased storage as well as for limited manufacturing operations concerning the recent award of a $1 million (including the option) gyroscope repair contract.

On February 26, 1997 the Company announced that its Board of Directors authorized a stock repurchase program whereby the Company may repurchase up to 200,000 shares of its outstanding stock in the open market or in negotiated transactions through August 31, 1997 and at such prices as the Company may decide. This action was taken based on the assessment that DBA's common shares were undervalued.

In keeping with its long-standing policy of enhancing growth through usage of internally generated funds, the Company does not plan to issue dividends to shareholders.

                      DBA Systems, Inc. and Subsidiaries
                           QUARTERLY FINANCIAL DATA
                                  (Unaudited)
                 (In Thousands, Except Per Share Information)

Selected quarterly financial data is summarized as follows:

  	                                              Quarter Ended
1997                               	Sept 30	    Dec 31	   Mar 31 	  June 30

Revenues		                          $	6,293	    $	5,431	  $	6,381	  $	7,403
Operating income        	 	         $	  534	    $  	497	  $  	624  	$  	700
Income before income taxes      	  	$  	512    	$  	592  	$  	891  	$  	853
Net income		                        $  	323    	$  	372	  $  	704  	$  	386

Fully-diluted earnings per share  		$  	.07    	$  	.08	  $  	.16  	$  	.09

                                                	Quarter Ended
1996                               	Sept 30	    Dec 31	   Mar 31	   June 30

Revenues		                          $	4,900	    $	4,596	  $	5,418	  $	5,556
Operating income		                  $  	233    	$  	210  	$  	291  	$  	406
Income before income taxes		        $  	275	    $  	249  	$  	298	  $  	424
Net income		                        $  	259    	$  	215  	$  	272	  $  	415

Fully-diluted earnings per share	  	$  	.06 	   $  	.05	  $  	.06  	$  	.09

                       DBA Systems, Inc. and Subsidiaries
                       CONSOLIDATED STATEMENTS OF INCOME
                 (In thousands, except per share information)

   		                                               Years Ended June 30,
                                                  1997       	1996     	1995

Revenues (Note 1)	                             	$25,508	    $20,470   	$29,696
Costs and expenses (Note 1)                    		23,153     	19,330    	28,021
Operating income 		                               2,355     	 1,140    	 1,675
Other income (expense):
Interest income	                                   	763        	574       	297
Interest expense (Note 3) 	                        	(99)      	(175)     	(199)
Other expense-net (Note 9)		                       (171)    	  (293)	     (229)
Total other income (expense) - net		                493	        106    	  (131)

Income before income taxes                      		2,848      	1,246     	1,544
Less provision for income taxes (Notes 1 and 6)		 1,063	         85	        42
Net income                                    		$ 1,785    	$ 1,161	   $ 1,502

Earnings per common and
common equivalent share (Note 7)		                $ .40	      $ .26     	$ .34

Earnings per common share
assuming full dilution (Note 7)	              	   $ .40	      $ .26	     $ .34

Primary weighted shares outstanding             		4,479      	4,493	     4,460

Fully diluted shares outstanding                		4,485	      4,493     	4,480












See accompanying Notes to Consolidated Financial Statements

                          DBA Systems, Inc. and Subsidiaries
                            CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                	June 30,

ASSETS                                                   	     1997    	1996
Current Assets:
	Cash and cash equivalents (Note 1)      		                  $ 5,595 	$ 2,699
	Investments (Note 1)      	                                  	9,311   	9,888
	Accounts receivable, less allowance for doubtful
	accounts of $140 in 1997 and $200 in 1996 (Note 1)	      	    3,523	   2,586
	Costs and estimated earnings in excess of billings
	on uncompleted contracts (Notes 1 & 2)	                      	2,318   	4,055
	Inventory (Note 1):
		Finished goods 		                                            1,815   	2,509
		Work in progress	                                             	103      	37
		Raw materials		                                                 66	      14
			Total inventory		                                           1,984   	2,560
	Other current assets		                                          438	     537
		Total Current Assets                                      		23,169	  22,325

Property (Note 1):
	Buildings and improvements                                  		5,707	   5,681
	Furniture and fixtures	                                      	1,315   	1,386
	Machinery and equipment		                                     9,296   	9,421
	Leasehold improvements		                                        376	     374
		Total	                                                     	16,694  	16,862
	Less: accumulated depreciation and amortization		            10,667  	10,401
		Property-net		                                               6,027	   6,461

Other Assets:
	Cost in excess of value of net assets of businesses
 acquired	less accumulated amortization of $110
 in 1997	and $101 in 1996 (Note 1) 		                            224     	232
	Real estate held for sale (Note 1)		                          4,347   	4,436
	Other assets 		                                                 247	     397
		Total Other Assets		                                         4,818	   5,065

TOTAL		                                                      $34,014 	$33,851





See accompanying Notes to Consolidated Financial Statements

                            DBA Systems, Inc. and Subsidiaries
                               CONSOLIDATED BALANCE SHEETS
                                    (In Thousands)

                                                            	June 30,

LIABILITIES AND STOCKHOLDERS' EQUITY                          	1997    	1996

Current Liabilities:
	Accounts payable (Note 1)                                		$ 1,050  	$   968
	Accrued expenses (Note 1):
		Salaries and wages		                                          206      	169
		Vacation pay 		                                               495	      495
		Other		                                                       604      	631
	Billings in excess of costs and estimated  earnings on
	uncompleted contracts (Notes 1 and 2)	                      	1,071    	1,376
	Estimated losses on uncompleted contracts (Note 1)		         1,398      	271
	Other current liabilities 		                                    15   	   200
			Total Current Liabilities           	                     	4,839    	4,110

Long-term Debt (Note 3)	                                              		1,926

Commitments and Contingencies (Notes 5 and 10)

Stockholders' Equity (Notes 1 and 4):
	Common stock-$.10 par value; shares authorized, 10,000;
		shares issued, 5,569 in 1997; and 5,541 in 1996;
		shares outstanding, 4,422 in 1997; and 4,483 in 1996       	 	557      	554
	Additional paid-in capital	                                	24,539   	24,432
	Retained earnings		                                         23,153	   21,432
		Total		                                                    48,249   	46,418
	Treasury stock-at cost, 1,147  shares in 1997 and
		1,058 shares in 1996		                                    (19,074) 	(18,603)
			Total Stockholders' Equity-net	                          	29,175   	27,815

TOTAL                                                     		$34,014	  $33,851








See accompanying Notes to Consolidated Financial Statements

                          DBA Systems, Inc. and Subsidiaries
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In Thousands)

	                                                     Years Ended June 30
	                                                       1997   	1996   	1995
Cash Flows from Operating Activities:
Net income		                                           $1,785 	$1,161 	$1,502
Adjustments to reconcile net income to net cash
 provided by operating activities:
	Depreciation and amortization	                        	1,091  	1,078  	1,179
	Loss (gain) on disposal of property	                    	(13)   	(23)     	2
	Issuance of treasury stock to employees	                  19      	2     	24
	Contribution of treasury stock to ESOP			                        100    	100
	Decrease (increase) in current assets:
	Accounts receivable		                                   (937) 	2,333	 (1,433)
	Costs and estimated earnings in excess of billings
  on uncompleted contracts		                            1,737   		109  	1,235
	Inventory	                                              	576   	(375)   	268
	Other current assets	                                    	99   	(150)   	640
	Increase (decrease) in current liabilities:
	Accounts payable		                                        82   	(588) 	1,373
	Accrued expenses	                                        	10     	34     	(5)
	Billings in excess of costs and estimated earnings
  on uncompleted contracts		                             (305)   	682    	571
	Estimated losses on uncompleted contracts		            1,127     	30    	196
	Other current liabilities		                             (185)    	93     	26
	Other-net		                                              (43)	    73 	   (62)
Net cash provided by operating activities		             4,101 		4,559	  5,616

Cash Flows from Investing Activities:
Capital expenditures	                                   	(454)  	(333)  	(427)
Purchase of investments                              		(9,311)	(9,888)	(5,000)
Proceeds from sale of investments		                     9,888  	5,000
Proceeds from sale of property		                           20	     31 	     1
Net cash provided by (used in) investing activities		     143 	(5,190)	(5,426)

Cash Flows from Financing Activities:
Repayments of long-term debt		                         (1,926)          		(15)
Repayments on Industrial Development Revenue Bond				                    (790)
Purchase of stock from ESOP                               471
Proceeds from issuance of common stock  		                107	    128	    166
Net cash provided by (used in) financing activities	  	 (1348)	   128	   (639)

Net Increase (Decrease) in Cash for the Year          		2,896   	(503)  	(449)
Cash and Cash Equivalents at Beginning of Year 	      	 2,699	  3,202	  3,651
Cash and Cash Equivalents at End of Year 	            	$5,595 	$2,699	 $3,202

                             DBA Systems, Inc. and Subsidiaries
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (CONTINUED)

Supplemental Disclosure of Non-Cash Investing and Financing Activities (In Dollars):

For the years ended June 30, 1997 and 1996, the Company transferred assets of approximately $88,000 and $10,000, respectively, from inventory to property.

During the year ended June 30, 1996, property with a net book value of $4,436,000 was reclassified as real estate held for sale.

Supplemental Disclosure of Cash Flow Information (In Thousands):

	                                 1997     	1996    	1995

Income taxes paid	              	$867	      $ 89	    $ 20

Interest paid	                  	$ 99	      $175	    $199

















See accompanying Notes to Consolidated Financial Statements

                     DBA Systems, Inc. and Subsidiaries
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               (In Thousands)

		                                  Additional		                     	Total
	                            Common	  Paid-In  Retained 	Treasury	 Stockholders'
                	            Stock	   Capital 	Earnings	  Stock	      Equity

Balance at July 1, 1994		    $545	    $24,129   $19,267	 $(19,309)   	$24,632

Stock issued to ESOP:
	15 shares	                                     			(161)     	261	        100
Stock issued to employees:
	5 shares		                                       		(60)      	84         	24
Stock options exercised:
	63 shares		                   6	         178	               	(18)       	166
Net income		                                 	    1,502	                1,502
Balance at June 30, 1995		   551      	24,307	   20,548	  (18,982)   	 26,424

Stock issued to ESOP:
	21 shares		                                     		(261)     	361	        100
Stock issued to employees:
	1 share			                                        	(16)      	18          	2
Stock options exercised:
	27 shares		                   3         	125	                          		128
 Net income		                                     1,161	                1,161
Balance at June 30, 1996		    554	     24,432  	 21,432	  (18,603)   	 27,815

Stock issued to employees:
	5 shares	                                       			(64)       82         	18
Stock options exercised:
	107 shares		                   3        	107                          			110
Stock purchased:
 	1,500 shares		                                            			(8)        	(8)
Stock purchased from ESOP:
	92,762 shares					                                          (545)	      (545)
Net income		                                      1,785	                1,785
Balance at June 30, 1997   		$557    	$24,539  	$23,153 	$(19,074)   	$29,175







See accompanying Notes to Consolidated Financial Statements

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

Description of Business and Major Customer

DBA Systems, Inc. and subsidiaries ("DBA" or the "Company") operate in a single line of business. DBA is principally engaged in developing and manufacturing computerized image processing and electro-optical systems for a variety of defense electronics applications. Approximately 95%, 95% and 88% of DBA's fiscal 1997, 1996 and 1995 revenues from continuing operations, respectively, were derived from contracts with the U.S. Government, or agencies thereof.

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

The approximate annual rates of depreciation and the methods of application are as follows:

Buildings and improvements	             2.5%	-	3%     straight-line
Furniture and fixtures	                 10%	-	33%	    straight-line and
                                                      declining balance
Machinery and equipment	                10%	-	33%    	straight-line and
                                                      declining balance
Leasehold improvements	                  7%	-	50%    	straight-line
Leased equipment under capital leases  	14%	-	33%    	straight-line

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

Inventory

Inventories are valued at the lower of cost (weighted average) or market and include applicable material, labor and overhead costs. During the years ending June 30, 1997, 1996 and 1995, approximately $10,000, $274,000 and $110,000, respectively, in general and administrative costs were charged to inventory.
As of June 30, 1997 and 1996, approximately $174,000  and $403,000, respectively, in general and administrative costs were included in inventory. The allowance for obsolete inventory at June 30, 1997 and 1996 was approximately $452,000 and $450,000, respectively.

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

Research and Development Costs

Research and development costs associated with product development programs are expensed as incurred. Research and development expenditures incurred by the Company and not expressly reimbursed pursuant to contracts with customers were approximately $637,000 in fiscal 1997, $424,000 in fiscal 1996 and $331,000 in fiscal 1995.

Cash and Cash Equivalents

Cash equivalents consist of financial instruments which are readily convertible to cash and mature less than three months after the date of acquisition.

Investments

The Company does not invest in securities as its primary business and does not maintain a trading account. Occasionally, however, the Company purchases financial instruments with maturities greater than three months from the date of acquisition. Such securities are classified as either "available for sale" or "held to maturity" as required by Statement of Financial Accounting Standards No. 115 (FAS 115) "Accounting for Certain Investments in Debt and Equity Securities." As of June 30, 1997 and 1996, all such investment securities owned by the Company mature in one year or less, were classified as "available for sale," and were carried at their current market value, which approximates their cost, as required by FAS 115.

New Accounting Standards

In February 1997, FAS No. 128, "Earnings Per Share," was issued. FAS No. 128, which supersedes Accounting Principles Board ("APB") Opinion No. 15, requires a dual presentation of basic and diluted earning per share on the face of the income statement. Basic earnings per share excludes dilution and is computed by dividing income or loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earning of the entity. Diluted earnings per share is computed similarly to fully diluted earnings per share under APB Opinion No. 15. FAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997.

Had FAS No. 128 been adopted, pro forma basic earnings per share and pro forma diluted earnings per share would have been as follows:

                              Pro Forma Earnings         	Per Share
		                                   Basic	               	Diluted
 Years Ended June 30:
	1995	                             	$.34	                    $.34
	1996		                             $.26                    	$.26
	1997		                             $.40                    	$.40

In June 1997, FAS No. 130, "Reporting Comprehensive  Income," was issued.
FAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gain, and losses) in a full set of general-purpose financial statements. FAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. FAS No. 130 requires that a company (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. FAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company has not determined the effects, if any, that FAS No. 130 will have on its consolidated financial statements.

In June 1997, FAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," was issued. FAS No. 131 establishes standards for the way that public companies report selected information about operating segments in annual financial statements and required that those companies report selected information about segments in interim financial reports issued to the shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. FAS No. 131 which supersedes FAS No. 14"Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers, requires that a public company report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.
Generally, financial information is required to be reported on the basis that is used internally for evaluating segments performance and deciding how to allocate resources to segments. FAS No. 131 requires that a public company report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. However, FAS No. 131 does not require the reporting of information that is not prepared for internal use if reporting it would be impracticable. FAS No. 131 also requires that a public company report descriptive information about the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segments information and those used in the enterprise's general-purpose financial statements, and changes in the measurement of segment amounts from period to period. FAS
No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company has not determined the effects, if any, that FAS No. 131 will have on the disclosures in its consolidated financial statements.

Reclassification

Certain amounts have been reclassified in the prior years' financial statements to conform with the current year presentation.

Fair Value of Financial Instruments

The carrying values of the Company's financial instruments: cash and cash equivalents, investments, receivables, accrued expenses and accounts payable, approximate their estimated fair values at June 30, 1997.

2.	COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

                                                           		As of June 30,
			                                                         1997   		  1996
		                                                          	(in thousands)
Costs and estimated earnings on uncompleted contracts	  	$	231,560 	$	241,770
Less: billings to date 			                                 230,313  		239,091
Total		                                                  $  	1,247 	$  	2,679

Included in accompanying balance sheet under the following captions:

Costs and estimated earnings in excess of billings on
 uncompleted contracts	                         	        $  	2,318 	$  	4,055
Billings in excess of costs and estimated earnings on
 uncompleted contracts	                                   		(1,071)	  	(1,376)
Total		                                                  $  	1,247 	$  	2,679

As of June 30, 1997 and 1996, the amounts billed but not paid under contract retainage provisions were approximately $81,000 and $65,000, respectively. Such retainage amounts are expected to be collected within one year. Amounts included in Costs and Estimated Earnings on Uncompleted Contracts which are subject to future negotiation were approximately $574,000 as of June 30, 1997 and 1996.

3.	LONG-TERM DEBT

Long-term debt at June 30, 1996 consisted of $1,926,000 of 8.25% Convertible Subordinated Debentures, $1,000 par value, scheduled to mature on November 1, 2010 which paid interest semi-annually on November 1 and May 1. In December 1996, the Company exercised its option to redeem all remaining debentures at par value. As of June 30, 1997, there was no long-term debt.

The Company has a $4,000,000 unsecured line of credit with a bank which expires January 31, 1998. Amounts drawn on this line of credit accrue interest at either the bank's prime rate or the bank's LIBOR plus 1.75%, as selected by the Company upon the utilization of any portion of the line of credit. The Company had no borrowings against the line of credit at June 30, 1997 or 1996.

4.	STOCKHOLDERS' EQUITY

The Company has two stock-based compensation plans, which are described below. The Company applied APB Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the plans. Had compensation cost for the Company's two stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FAS No. 123, "Accounting for Stock-Based Compensation", the Company's 1997 and 1996 net income and earnings per common share would have changed to the pro forma amounts indicated below:

		                                                 	1997     		1996
Net income
	As reported (in thousands)                      	$	1,785	   $	1,161
	Pro forma	(in thousands)                         $	1,573   	$  	908

Earnings per common share assuming no dilution:
	As reported                                 	    $ 	0.40   	$ 	0.26
	Pro forma	                                       $ 	0.35   	$ 	0.20

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield for 1997 or 1996, expected volatility of 57% and 55% for 1997 and 1996, respectively, risk-free interest rate of 6.22% and 6.07% for 1997 and 1996, respectively, and expected lives of 3.29 years and
3.33 years for 1997 and 1996, respectively.

The 1992 Employee Incentive Stock Option Plan which will expire on November 12, 2002, provides for the issuance of up to 500,000 shares of the Company's common stock. Options may be granted only to employees of DBA and its subsidiaries at an option price not less than the fair market value of DBA common stock on the date of grant. At June 30, 1997, 304,533 of these shares were under option.

The 1993 Directors' Stock Option Plan which will expire on November 17, 1998, provides for the issuance of up to 200,000 shares of DBA's common stock. Options can only be granted to members of the Board of Directors at an option price not less than the fair market value of DBA's common stock on the date of grant. At June 30, 1997, 20,000 of these shares were under option.

DBA also grants options not pursuant to a formal plan to officers, directors and key employees at the discretion of the Board of Directors. Options are granted at an option price not less than the fair market value of DBA's common stock on the date of grant. At June 30, 1997, options for 25,000 shares were outstanding.

The following is a summary of the activity in all of DBA's Option Plans for the three year period ended June 30, 1997:

             				                                              Option Price
		                                                Shares	        Per Share
Outstanding June 30, 1994                       	304,652
Options Granted Fiscal 1995	                    	126,100    	$	3.88	-	$	8.63
Options Canceled Fiscal 1995	                   	(43,801)   	$	2.50	-	$	16.25
Options Exercised Fiscal 1995		                  (63,481)   	$	2.50	-	$	4.75

Outstanding June 30, 1995	                       323,470
Options Granted Fiscal 1996		                    109,600    	$	4.88	-	$	6.00
Options Canceled Fiscal 1996	                   	(53,985)   	$	3.88	-	$	6.75
Options Exercised Fiscal 1996                  		(27,000)   	$	4.75

Outstanding June 30, 1996                        352,085
Options Granted Fiscal 1997                     		91,750    	$	4.75	-	$	5.50
Options Canceled Fiscal 1997		                   (65,966)   	$	3.88	-	$	6.75
Options Exercised Fiscal 1997                  		(28,336)   	$	3.88

Outstanding June 30, 1997	                    	  349,533

Shares Exercisable June 30, 1997	               	190,495

5.	COMMITMENTS AND CONTINGENCIES

DBA leases land, office space, manufacturing facilities and various equipment under non-cancelable operating leases. The leased facilities are occupied under leases with escalation clauses and terms ranging from one to forty years, a majority of which can be terminated or renewed at no longer than five (5) year intervals at the Company's option.

Total rent expense charged to operations for all operating leases was approximately $453,000 in 1997, $422,000 in 1996, and $396,000 in 1995.

Future minimum payments under all operating leases having a remaining non-cancelable term of more than one year are approximately as follows:

For the Year Ended June 30,	                 	(in thousands)
  1998                                        		$  	399
  1999		                                           	124
  2000		                                           	115
  2001	                                           		108
  2002			                                            54
  Thereafter		                                     	703
  Total                                       		$	1,503

In connection with the sale of the Company's commercial operations to an unrelated entity (the "Buyer") in 1987, the Company was named as a guarantor under a mortgage assumed by the Buyer. The mortgage was collateralized by a building which the Buyer sold for less than the mortgage value during October 1994. In exchange for settlement of the mortgage, the Company received a promissory note from the Buyer in the amount of $250,000, plus interest at the prime lending rate plus 1.50%. The note was payable in quarterly installments of $16,666 which began March 31, 1995 and concluded March 31, 1997. On June 30, 1997, the balance outstanding on the promissory note was $0.

As a normal consequence of the Company's business, contract claims against the U.S. Government, or agencies thereof, can arise. Contract claims are comprised of costs which the Company has incurred and expects to recover from the U.S. Government. The Company had various claims pending against the U.S. Government at June 30, 1997 and 1996.

6.	INCOME TAXES

The components of the provision for income taxes are as follows:

	         		                                             1997  		1996  		1995
				                                                        (in thousands)
Current Federal income tax expense		                    $	682   	$	85   	$	42
Current State income tax expense	 		                      136
Deferred Federal and State income tax expense			          245
	Total		                                               	1,063   	$	85   	$	42

DBA's effective tax rate differs from the statutory federal income tax rate for the following reasons:

		                                                     	1997   		1996  		1995
			                                                        	(in thousands)
Computed Federal statutory amount	                    	$	968   	$	423  	$	525
State income taxes, net of federal benefit		    	        136
Change in valuation allowance for deferred tax assets			(354)	  	(374)
Other                                                  		(41)    		16  		(109)
	                                                   	$	1,063    	$	85 	 $ 	42

The tax effect of temporary differences that give rise to deferred tax assets and deferred tax liabilities at June 30, 1997 and 1996 are presented below:

	                                                    1997	     	1996
	                                                      		(in thousands)
Deferred Tax Assets:
Net operating loss carryforwards	                            			$ 	41
Alternative minimum tax credits					                              399
Deferred compensation		                              $	117 	     	137
Reserve for uncompleted contracts			                   510       		92
Other individually immaterial items			                 216 	    	 340
Total deferred tax assets	                           		843    		1,009

Deferred Tax Liabilities:
Depreciation			                                      1,020      		982
Purchase accounting adjustment	                       		68       		63
Total deferred tax liabilities		                    	1,088    		1,045
Total net deferred tax asset (liability)          		$	(245      $	(36)

7.	EARNINGS PER SHARE

Earnings per common share and common equivalent share are computed by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares consist of common stock which may be issued upon exercise of outstanding stock options. Weighted shares used in 1997, 1996 and 1995 were approximately 4,479,000, 4,493,000 and 4,460,000, respectively.

In determining earnigs per common share assuming full dilution, consideration is given to the additional dilutive effect of common stock equivalents which results from year-end market prices exceeding the average market price during the period. Weighted shares used in 1997, 1996 and 1995 were approximately 4,485,000, 4,493,000 and 4,480,000, respectively.

8.	EMPLOYEE BENEFIT PLANS

Effective July 1, 1981 and most recently amended August 5, 1995, the Company adopted a qualified retirement plan (the "Plan") covering all employees who meet the eligibility requirement of one month of service. The Plan has a profit-sharing component to which DBA makes contributions equal to amounts determined by the Board of Directors. Expense for the profit-sharing component for 1997, 1996 and 1995 was $175,000, $150,000 and $150,000,
respectively. Effective July 1, 1989, the Company adopted a qualified 401(k) component to which the Company has agreed to contribute an amount equal to 50% of a participant's contributions up to the lessor of 3% of the employee's aggregate compensation or $750. On December 7, 1996 the Company rescinded the $750 cap and modified the Employer Matching Contributions with a sliding scale up to a maximum of 6% of the employee's compensation. Expense for the 401(k) component for 1997, 1996 and 1995 was approximately $287,000, $114,000 and $119,000, respectively. Effective July 1, 1988 and most recently restated May 7, 1995, the Company adopted an Employee Stock Ownership Plan (the "ESOP'). Contributions to the ESOP are at the discretion of the Board of Directors. During the fiscal years 1996 and 1995, accruals towards stock contributions were $100,000 and $100,000, respectively. The actual contributions of stock are made from Treasury Stock. Effective December 16, 1996 the Company t erminated the ESOP Plan and no contribution was made in fiscal year 1997.

9.	OTHER EXPENSE-NET

The components of other expense-net are as follows:

                                           			Year Ended June 30,
	                                           1997	  	  1996	  	  1995
	                                              (in thousands)
Patent amortization expense	             	$	(112)  	$	(112)  	$	(112)
Other-net	                                 		(59)	   	(181)   		(117)
Total		                                   $	(171)  	$	(293)  	$	(229)

10.	LITIGATION

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

                        INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of DBA Systems, Inc.:

We have audited the accompanying consolidated balance sheets of DBA Systems, Inc. and subsidiaries (the Company) as of June 30, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14. The financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Orlando, Florida
August 20, 1997

                                   SCHEDULE II

                         DBA Systems, Inc. and Subsidiaries
                          Valuation and Qualifying Accounts
                                  (In Thousands)

             	          Balance at	  Charged to  	Charged	           	  Balance
Allowance for    	      Beginning	   Costs and	   to Other		            at End
Doubtful Accounts      	of Year	     Expense	     Accounts	 Deductions	 of Year

1997                  		$ 200       	$   0       	$   0	      $ (60)    	$ 140

1996	                  	$ 100	       $ 100       	$   2      	$  (2)	    $ 200

1995	 	                 $  96       	$  34       	$   4	      $ (34)	    $ 100


                       	Balance at	   Charged to	  Charged             		Balance
Allowance for 	         Beginning	    Costs and	   to Other		            at End
Obsolete Inventory	     of Year	      Expense	     Accounts  Deductions 	of Year

1997		                  $ 450	        $   5       	$   0     $   (3)	    $ 452

1996	                  	$ 350	        $  76	       $  24     	$   0     	$ 450

1995                  		$ 109	        $  35	       $ 206	     $   0 	    $ 350


                       	Balance at	   Charged to	  Charged		             Balance
Estimated losses on	    Beginning	    Costs and	   to Other            		at End
Uncompleted Contracts	  of Year	      Expense	     Accounts	 Deductions	 of Year

1997		                  $ 271	       $1,016	       $ 112	     $  (1)    	$1,398

1996                  		$ 241	       $  124	       $   0     	$ (94)	    $  271

1995                  		$  45	       $  347       	$   0     	$(151)    	$  241

                             DBA Systems, Inc. and Subsidiaries
                                    EXHIBIT INDEX

                                                      Page No.
Exhibit 11 - Computation of earnings per share		         38
Exhibit 21 - Subsidiaries of the Registrant		            39

                                     EXHIBIT 11
                           DBA Systems, Inc. and Subsidiaries
                            COMPUTATION OF EARNINGS PER SHARE
                      (In Thousands, Except Per Share Information)

                                               		Year Ended June 30,

	                                        1997     	1996      1995

Net income (A)	                       	$1,785    $1,161	    $1,502

Weighted average shares outstanding 	  	4,449    	4,447     	4,385
Incremental shares-stock options		         30	       46	        75
Subtotal (B)                          		4,479    	4,493     	4,460
Incremental shares-stock options		          6	            	     20
Total (C)		                             4,485    	4,493     	4,480

Primary earnings per share:
Net Income (A/B)                       		$.40     	$.26      	$.34

Fully diluted earnings per share:
Net income (A/C)                       		$.40     	$.26	      $.34

                                     EXHIBIT 21

                          SUBSIDIARIES OF THE REGISTRANT

                     (1)	DBA/Delaware Systems Corporation
	                        100% Owned Subsidiary
                        	Incorporated in the State of Delaware

                    (2)	LTM Corporation
	                       100% Owned Subsidiary
	                       Incorporated in the State of Ohio

                    (3)	Energy/Environmental Research Group, Inc.
                       	100% Owned Subsidiary
                       	Incorporated in the State of Arizona

                    (4)	RadarSat of America, Inc.
                       	100% Owned Subsidiary
	                       Incorporated in the State of Florida