Form 10-K/A
period 1997-06-30
DBA SYSTEMS INC
filed 1997-09-24
CIK 27442

6.	INCOME TAXES
The components of the provision for income taxes are as follows:

                                        			     1997   		1996    		1995
				                                                  (in thousands)
Current Federal income tax expense		           $	682    	$	85     	$	42
Current State income tax expense	 		             136
Deferred Federal and State income tax expense			 245
	Total		                                     $	1,063    	$	85     	$	42

DBA's effective tax rate differs from the statutory federal income tax rate for the following reasons:

                                                     1997    		1996    		1995
			                                                       	(in thousands)
Computed Federal statutory amount		                  $	968 	   $	423	    $	525
State income taxes, net of federal benefit			          136
Change in valuation allowance for deferred tax assets	     			  (354)	   	(374)
Other                                                  (41)	      16  		  (109)
		                                                 $	1,063	     $	85	     $	42

The tax effect of temporary differences that give rise to deferred tax assets and deferred tax liabilities at June 30, 1997 and 1996 are presented below:

	                                                           1997     		1996
			                                                          (in thousands)
Deferred Tax Assets:
Net operating loss carryforwards		                                   		$	41
Alternative minimum tax credits		                                    			399
Deferred compensation		                                    $	117      		137
Reserve for uncompleted contracts		                         	510       		92
Other individually immaterial items			                       216		      340
Total deferred tax assets			                                 843	   	 1,009

Deferred Tax Liabilities:
Depreciation	                                            		1,020      		982
Purchase accounting adjustment			                             68	        63
Total deferred tax liabilities			                          1,088    	 1,045
Total net deferred tax asset (liability)	                	$	(245)    	$	(36)