Form 10-K/A
period 1997-06-30
DBA SYSTEMS INC
filed 1997-09-29
CIK 27442

DBA Systems, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                 	    Years Ended
                                                        June 30
                              	                        1997    	1996   	1995
Cash Flows from Operating Activities:
Net income	                                         	$1,785  	$1,161   $1,502
Adjustments to reconcile net income to net
cash provided by operating activities:
	Depreciation and amortization		                      1,091   	1,078   	1,179
	Loss (gain) on disposal of property		                  (13)    	(23)      	2
	Issuance of treasury stock to employees		               19       	2      	24
	Contribution of treasury stock to ESOP      			                 100     	100
	Decrease (increase) in current assets:
	Accounts receivable		                                  (937) 	2,333  	(1,433)
	Costs and estimated earnings in excess of
 billings on uncompleted contracts	                   	1,737	   	109   	1,235
	Inventory	                                             	576   	(375)    	268
	Other current assets		                                   99   	(150)    	640
	Increase (decrease) in current liabilities:
	Accounts payable		                                       82   	(588)	  1,373
	Accrued expenses		                                       10     	34      	(5)
	Billings in excess of costs and estimated
  earnings on uncompleted contracts	                   	(305)  		682	     571
	Estimated losses on uncompleted contracts		           1,127     	30     	196
	Other current liabilities		                            (185)    	93	      26
	Other-net		                                             (43)	    73  	   (62)
Net cash provided by operating activities		            5,043 		4,559	   5,616

Cash Flows from Investing Activities:
Capital expenditures		                                 (454)   	(333)   	(427)
Purchase of investments	                            	(9,311) 	(9,888) 	(5,000)
Proceeds from sale of investments		                   9,888	   5,000
Proceeds from sale of property		                         20       31	       1
Net cash provided by (used in) investing
 activities		                                           143  	(5,190) 	(5,426)

Cash Flows from Financing Activities:
Repayments of long-term debt                       		(1,926)	            	(15)
Repayments on Industrial Development Revenue Bond			                    	(790)
Purchase of stock from ESOP		                          (471)
Proceeds from issuance of common stock  		              107	     128	     166
Net cash provided by (used in) financing activities  (2,290)     128     (639)

Net Increase (Decrease) in Cash for the Year 		       2,896	    (503)   	(449)
Cash and Cash Equivalents at Beginning of Year 	    	 2,699	   3,202	   3,651
Cash and Cash Equivalents at End of Year           		$5,595   $2,699	  $3,202

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