Form 10-Q
period 1997-09-30
DBA SYSTEMS INC
filed 1997-11-12
CIK 27442

UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                                FORM 10-Q
(Mark One)
__X__	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1997

                                    OR

_____  		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to  __________


Commission file number  0-4633


                              DBA SYSTEMS, INC.
               (Exact name of registrant as specified in its charter)


Florida									                                            	59-0996417
(State or other jurisdiction of							                     (I.R.S. Employer
incorporation or organization)			                          Identification No.)


             1200 South Woody Burke Road, Melbourne, Florida  32901
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

DBA Systems, Inc. Common Stock, $.10 par value, 4,425,562 shares outstanding as of September 30, 1997.

Total number of sequentially numbered pages:  11
The Exhibit index appears on sequential page 10

PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS




                               DBA SYSTEMS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands, except per share information)
                                   (Unaudited)

                                                        	Three Months Ended
	                                                           September 30,
                                           	                1997    	1996

Revenues	                                                	$ 5,665  $ 6,293
Costs and expenses		                                        4,973  	 5,759
Operating income	                                            	692     	534

Other income (expense):
	Interest income                                            		238     	174
	Interest expense		                                             0	     (42)
	Other expense - net		                                        (70) 	  (154)
		Total other income (expense) - net		                        168	     (22)

Income before taxes                                         		860      	512
Less provision for income taxes		                             326	      189
Net Income		                                               $  534	   $  323


Net Earnings per common
	and common equivalent share	                               	$.12     	$.07


Net Earnings per common share
	assuming full dilution		                                    $.12	     $.07

Primary weighted shares outstanding                       		4,493    	4,514


Fully diluted shares outstanding	                          	4,544    	4,527


See accompanying Notes to Condensed Consolidated Interim Financial Statements

                              DBA SYSTEMS, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                               (in thousands)

                                          	   Sept. 30, 1997   	June 30, 1997
	                                               (Unaudited)       	(Audited)
ASSETS
Current Assets:
	Cash & cash equivalents                     		$  1,259	            $ 5,595
	Investments	                                   	12,321              	9,311
	Accounts receivable - net	                       2,251              	3,523
	Costs and estimated earnings in excess
		of billings on uncompleted contracts	          	3,214              	2,318
	Inventory	                                      	1,998              	1,984
	Other current assets                               741	                438
		Total Current Assets	                         	21,784            	 23,169
Property:
	Cost		                                         	16,765             	16,694
	Less accumulated depreciation and amortization 	10,840             	10,667
			Property--net	 	                               5,925	              6,027
Other Assets:
 	Cost in excess of value of net assets of
		businesses acquired	                             	222	                224
	Real estate held for sale                       	4,325              	4,347
	Investment in preferred stock                  		1,600	                  0
	Other assets	                                      220	                247
		Total Other Assets	                          	  6,367	              4,818

Total Assets	                                  $ 34,076	           $ 34,014

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
	Accounts payable	                            	$    845           	$  1,050
	Accrued expenses	                                  985	              1,122
	Billings in excess of costs and estimated
		earnings on uncompleted contracts                	881              	1,071
	Income Taxes Payable	                             	509	                183
	Estimated losses on uncompleted contracts	      	1,109              	1,398
	Other current liabilities	                    	     23	                 15
		Total Current Liabilities	                     	4,352             	 4,839

Stockholders' Equity:
	Common stock	                                      557                	557
	Paid-in capital                                	24,554	             24,539
	Retained earnings                               23,687	             23,153
		Total	                                        	48,798             	48,249
	Treasury stock                                 (19,074)	           (19,074)
		Stockholders' Equity - net                     29,724           	  29,175

Total Liabilities and Stockholders' Equity	   	$ 34,076	           $ 34,014

See Notes to Condensed Consolidated Interim Financial Statements.

                               DBA SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                (Unaudited)

	                                             Three  Months Ended Sept. 30.
                                                             1997	      1996

Cash Flows from Operating Activities:
Net income  	 	                                            $  534	  $    323
Adjustments to reconcile net income to net cash
	provided by operating activities:
	Depreciation & amortization	                                	244	       261
	Gain on disposal of property		                                 0	       (13)

	Decrease (increase) in current assets:
		Accounts receivable                                     		1,272       	783
		Costs and estimated earnings in excess of billing
   on uncompleted contracts		                                (896)     	(462)
		Inventory		                                                 (14)      	113
		Other current assets	                                     	(303)       	(5)

	Increase (decrease) in current liabilities:
		Accounts payable	                                         	(205)      	312
		Accrued expenses		                                          189      	(105)
		Billings in excess of costs and estimated earnings on
			uncompleted contracts                                   		(190)     	(422)
		Estimated losses on uncompleted contracts               	 	(289) 	     389
		Other current liabilities                                   		8       	(50)
	Other - net		                                                  0	         3
	Net cash provided by operating activities		                  350     	1,127

Cash Flows from Financing Activities:
	Proceeds from issuance of common stock		                      15	         0
	Net cash provided by financing activities 		                  15   	      0

Cash Flows from Investing Activities:
	Purchase of Investments                                 		(3,010)        	0
	Investment in preferred stock.	                          	(1,600)        	0
	Capital expenditures	                                       	(91)     	(119)
	Proceeds from sale of property		                               0	        14
	Net cash provided by (used in) investing activities 		    (4,701)	     (105)

Net increase in cash during the period	 	                  (4,336)    	1,022

Cash and cash equivalents at beginning of period		          5,595	     2,699
Cash and cash equivalents at end of period		             $  1,259	   $ 3,721

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

(2)	Refer to the Company's Annual Consolidated Financial Statements for the
Year Ended June 30, 1997, for a description of accounting policies, which have been continued without change. Also, refer to the Notes included in those Consolidated Financial Statements for additional details of the Company's financial condition, results of operations and changes in financial position.

(3)	Inventories consist of the following (in thousands):

                              		Sept. 30, 1997	    June 30, 1997
		                                (Unaudited)       	(Audited)
	         	Finished Goods	         $	1,815           	$ 1,815
		         Work in Progress	          	125              		103
		         Raw Materials    	           58		               66
		         TOTAL	                   $1,998          		$ 1,984

(4)	Net earnings per common and common equivalent share are computed by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares consist of common stock, which may be issued upon exercise of outstanding stock options. For the three-month periods ending September 30, 1997 and 1996, weighted average shares were 4,493,000 and 4,514,000, respectively.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors as discussed below. Forward-looking information provided by DBA Systems pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors.

Business Environment

Over the past year the defense industry experienced further mergers and consolidations of Government contractors. This trend is expected to increase in pace but decrease in size as the pool of candidate merger companies contracts. The U.S. general economy is enjoying an unprecedented boom period with low interest rates, unemployment and inflation. On the other hand, the Federal Government continues to decrease in size and increase the scrutiny of its spending in the defense area as the country anticipates a "peace dividend" resulting from the end of the Cold War. Therefore, competition for available Government contracts remains intense, especially as merged firms are able to muster greater resources in the development and proposal process. In response, the Company continues its policy of aggressively managing costs while focusing resources on new business opportunities with the greatest promise of success.

Liabilities remain at very low levels and liquid assets at very high levels while the Company poises itself to expand by taking advantage of commercial market opportunities. The Company is seriously seeking to acquire other companies and/or product lines in its bid to broaden sales within core competencies and enhance shareholder value. Indirect costs have been maintained at low levels to enhance competitiveness in the fierce marketplace. The Company will continue to maintain this posture as it marches through the challenging transition period of capturing commercial markets. Meanwhile, the Company's two long-term traditional Government customers that make up two-thirds of the revenue base are projected to continue their current levels of revenues in the foreseeable future.

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

Results of Operations

During the three-month period ended September 30, 1997, DBA recorded revenues of $5,665,000, down $628,000 from the $6,293,000 recorded in the comparable three-month period in the prior fiscal year. While revenues increased by $720,000 in Proprietary Imagery Exploitation (PIE) and $363,000 in Commercial Imagery Exploitation (CIE), there were offsetting decreases of $1,374,000 in Systems Engineering/Development (SED) and $339,000 in Tactical Imagery Exploitation (TIE). System Engineering/Development revenue decreases were mainly due to a revenue drop of $634,000 in IRTS, $273,000 in Avenger Tracker, and $229,000 in Training and Simulation business. Each of these SED programs, however, is expected to pick up in sales in the coming quarters. Tactical Imagery Exploitation revenue decreases were due to expected lower levels of material procured as the Common Imagery Ground/Surface System (CIGSS) contract moved into its second year of performance. Proprietary Imagery Exploitation revenue increases were due to recovery to full DBA program manpower staffing levels as well as increased non-labor expenses in updating software and hardware capabilities. Commercial Imagery Exploitation revenue increases reflected growth from virtually no sales for the first quarter last year to sales of $412,000 of software and digitizers for first quarter FY 98.

Operating income was $692,000 during the current three-month period, up $158,000 from $534,000 in the comparable period in the prior fiscal year.
The current quarter's operating margin was 12.2% as compared to the operating margin of 8.5% in the prior year's comparable quarter. The increase in operating profit was attributable primarily to an increase of $100,000 in Proprietary Imagery Exploitation and $53,000 in Systems Engineering/Development as compared to FY 97. Proprietary Imagery Exploitation enhanced performance for first quarter FY 98 reflected an increase in revenues due to greater contract material expenditures and labor as well as higher award fee. Systems Engineering/Development's more favorable performance for first quarter FY 98 reflected successful completion of certain Avenger Tracker contracts.

During the three-month period ending September 30, 1997, the Company recorded new business bookings of $2,521,000 as compared to $2,133,000 in the prior year. As a result, the backlog at September 30, 1997 was approximately $13,300,000, down $3,300,000 as compared to the June 30, 1997 balance of approximately $16,600,000. An order is entered into backlog only when the Company receives a definite commitment from a customer. The decreasing trend in backlog is expected to reverse itself over the next two quarters as the Company receives extensions to its contracts in the Proprietary Imagery Exploitation ($6-7 million) and Tactical Imagery Exploitation ($3-4 million). Furthermore, to date only $840,000 has been booked of the $10.6 million Asset Monitor contract with Flash Comm which was announced on September 29, 1997. Significant further bookings are expected to be taken before the year end as this emerging market is penetrated.

Interest expense during the current period was $0 as compared to $42,000 recorded in the comparable quarter in the prior fiscal year since all remaining debentures were liquidated in December 1996. The Company has no long term debt. Interest income increased by $64,000 as the amount of the invested cash averaged $1.4 million more during the first quarter of FY 98.

The Company currently accrues 38% of income before taxes to account for federal and state income taxes.

As a result of the above factors, net income was $534,000 in the current period as compared to $323,000 in the same period of the prior fiscal year. Fully diluted earnings per share were $.12 for the three months ending September 30, 1997 versus $.07 recorded in the comparable quarter in the prior fiscal year.


Liquidity and Capital Resources

At September 30, 1997, the Company had working capital of approximately $17,432,000, down $898,000 or 4.9%, when compared to the $18,330,000 as of
June 30, 1997. Accounts receivable-net decreased $1,272,000 from $3,523,000 at June 30, 1997 to $2,251,000 at September 30, 1997 due to efficient collection of outstanding trade receivables and aggressive pursuit of "past due" accounts. Costs and estimated earnings in excess of billings on uncompleted contracts increased from $2,318,000 at June 30, 1997 to $3,214,000 at September 30, 1997 was mainly due to timing differences with contract material in Proprietary Imagery Exploitation .

The Company is seriously studying several further investment opportunities in planning to utilize part of its remaining $14 million of cash in order to increase return-on-equity and enable the

Company to grow in revenue and income. Additionally, recently the Company engaged The Robinson-Humphrey Company, Inc., investment bankers from Atlanta, to develop, evaluate and report to the Board of Directors on alternatives to maximize shareholder value. The alternatives being evaluated by Robinson-Humphrey are not constrained and they cover the gamut including sale of the Company or a division thereof, merger acquisitions or divestitures, revising the Company's capital structure, and identifying possible strategic partners. In that vein, the Company has engaged in the past and continues to engage from time to time in discussions with various parties with respect to possible transactions as described above, but the Company has not entered into any agreement to effect any such transaction, except the transactions with Flash Comm, Inc. as discussed below.

In September 1997 the Company invested $1.6 million by purchasing convertible preferred Series B stock in Flash Comm, Inc.(FCI). This investment will result in 6.2% ownership of FCI, or 7.2% if DBA exercises outstanding warrants. DBA is the manufacturing partner for FCI, a start-up company which awarded a $10.6 million contract to DBA for the design, development, and manufacturing of asset monitors for its truck-trailer location device.

The Company's $4,000,000 unsecured line of credit with a bank expires January 31, 1998 and is expected to be renewed. Amounts drawn on this line of credit accrue interest at either the bank's prime rate or LIBOR plus 1.75% as selected by the Company upon the utilization of any portion of the line of credit. The Company had no borrowings against the line of credit at September 30, 1997.

On February 26, 1997 the Company announced that its Board of Directors authorized a stock repurchase program whereby the Company may repurchase up to 200,000 shares of its outstanding stock in the open market or in negotiated transactions through August 31, 1997 and at such prices as the Company may decide. This action was taken based on the assessment that DBA's common shares were undervalued. During the authorized period, the Company repurchased 1,500 shares of common stock on the open market.

During the quarter ending September 30, 1997, the Company acquired capital equipment of approximately $91,000.

The Company believes liquidity and capital funding requirements for fiscal 1998 can be internally satisfied from working capital.


PART II -- OTHER INFORMATION

ITEM 5. -- OTHER INFORMATION

On September 29 the Company announced the signing of a $10.6 million
Agreement with Flash Comm, Inc. (FCI) for the design, development, and manufacture of mobile sensor and transceiver asset monitor units to be employed in a two-way, North American continent wireless data communications system. The asset monitor units enable operators in the commercial transportation market to track fixed and mobile assets such as trucks and trailers. FCI is majority owned by HVFM-II, whose major investor is the Harris Corporation. HVFM-II partners with Harris for Harris' commercial technology spin-offs, counting among its accomplishments a portfolio of successful startup commercial companies.

In July the Company announced the award of a $1 million two year contract by US Army Communications/Electronics Command (CECOM) for depot level repair and overhaul of Vertical Displacement Gyroscopes. The award of this contract marks DBA's return to the gyro business and will position the Company to pursue other depot level gyro repair contracts.

ITEM 6. -- 	EXHIBITS AND REPORTS ON FORM 8-K

	(a)	The exhibit index filed with this report is on page 10.

	(b)	Reports on Form 8-K - none.



Pursuant to the requirements of Section 13 and 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be executed on its behalf by the undersigned, thereto duly authorized.


DBA SYSTEMS, INC.



Date: _____11/10/97____		By: _________(signature)________
                              									John L. Slack
						                                 Chairman of the Board,
                                       President	and Chief Executive
                                       Officer





Date: ______11/10/97___		By: ____(signature)__________
                 		              Edward M. Bielski
				                             Corporate Controller and
                                 Treasurer

                             DBA SYSTEMS, INC.
                               EXHIBIT INDEX


                                                            	Page No.

Exhibit 11 - Computation of earnings per share                 	11