Form 10-Q
period 1997-12-31
DBA SYSTEMS INC
filed 1998-02-10
CIK 27442

UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q
(Mark One)
  x 	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 1997

                                         OR

_______		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to  __________


Commission file number  0-4633


                                DBA SYSTEMS, INC.
           (Exact name of registrant as specified in its charter)


	Florida	                                                       	59-0996417
(State or other jurisdiction of						                        (I.R.S. Employer
incorporation or organization)	                            Identification No.)


               1200 South Woody Burke Road, Melbourne, Florida  32901
                      (Address of principal executive offices)

                                   (407) 727-0660
               (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _ X_   No _____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

DBA Systems, Inc. Common Stock, $.10 par value, 4,471,290 shares outstanding as of December 31, 1997.

Total number of sequentially numbered pages:  12
The Exhibit index appears on sequential page 11

PART I -- 	FINANCIAL INFORMATION

ITEM 1 -- 	FINANCIAL STATEMENTS




                             DBA SYSTEMS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (in thousands, except per share information)
                               (Unaudited)

                     	                 Three Months Ended   	Six Months Ended
	                                         December 31         	December 31
                                         1997    	1996       	1997     	1996

Revenues	                            	$ 5,995  	$ 5,431    	$11,660  	$11,724
Costs and expenses		                    5,457    	4,934     	10,430   	10,693
Operating income	                        	538      	497	      1,230    	1,031

Other income (expense):
	Interest income	                        	194      	191        	432      	365
	Interest expense		                        (2)	     (38)	        (2)     	(80)
	Other expense - net		                    (107)	    (58)    	  (177) 	   (212)
		Total other expense - net		               85	      95	        253	       73

Income before taxes                      		623     	592	      1,483    	1,104
Less provision for income taxes		          237	     220	        563	      409
Net Income	                            	$  386 	 $  372	     $  920	   $  695


Basic Earnings per Share	              	$ .09	   $ .08       	$ .21    	$ .16


Diluted Earnings per Share		            $ .09   	$ .08      	 $ .21     $ .15


Basic weighted shares outstanding	     	4,427   	4,474       	4,425    	4,479


Diluted weighted shares outstanding	   	4,466   	4,521       	4,440    	4,513


See accompanying Notes to Condensed Consolidated Interim Financial Statements.

                                  DBA SYSTEMS, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (in thousands)

                                              Dec. 31, 1997    	June 30, 1997
ASSETS	                                        (Unaudited)       	(Audited)
Current Assets:
	Cash & cash equivalents	                      	$  9,364           	$ 5,595
	Investments		4,499	9,311
	Accounts receivable - net	                       	2,030             	3,523
	Costs and estimated earnings in excess
		of billings on uncompleted contracts	           	3,575	             2,318
	Inventory	                                       	2,008             	1,984
	Other current asset	                                886	               438
		Total Current Assets	                           22,362           	 23,169
Property:
	Cost                                             16,803            	16,694
	Less accumulated depreciation
		and amortization	                              	10,991            	10,667
			Property--net	                                  5,812           	  6,027
Other Assets:
 Cost in excess of value of net assets of
	 businesses acquired	                              	220	               224
 Real estate held for sale                         4,303             	4,347
	Investment in preferred stock.		                  1,600                 	0
	Other assets	                                       192	               247
		Total Other Assets	                              6,315	             4,818

Total Assets		                                  $ 34,489          	$ 34,014

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
	Accounts payable		                             $  1,319       	   $  1,050
	Accrued expenses                                    928             	1,122
	Billings in excess of costs and estimated
		earnings on uncompleted contracts	                	714             	1,071
	Income Taxes Payable                              		104               	183
	Estimated losses on uncompleted contracts        	1,109             	1,398
	Other current liabilities	                           26	                15
		Total Current Liabilities	                      	4,200            	 4,839


Stockholders' Equity:
	Common stock	                                       562               	557
	Paid-in capital                                 	24,737            	24,539
	Retained earnings	                               24,085	            23,153
		Total                                          	49,384            	48,249
	Treasury stock                            	     (19,095)          	(19,074)
		Stockholders' Equity - net	                    	30,289          	  29,175

Total Liabilities and Stockholders' Equity	    	$ 34,489          	$ 34,014

See Notes to Condensed Consolidated Interim Financial Statements.

                              DBA SYSTEMS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                 (Unaudited)

                                                    Six Months Ending
                                                    Dec. 31, 1997 	Dec. 31, 1996

CASH FLOWS FROM OPERATING ACTIVITIES
Net income  	                                         	 $  920      	$   695
Adjustments to reconcile net income to
 net cash provided by	operating activities:
	Depreciation & amortization		                              491          523
	Gain on sale of assets                                     		5         	12

	Decrease (increase) in current assets:
		Accounts receivable	                                   	1,493         	137
		Costs and estimated earnings in excess of billings
   on uncompleted Government contracts                 		(1,257)      	1,651
		Inventory	                                               	(24)        	140
		Other current assets                                   		(448)         	43

	Increase (decrease) in current liabilities:
		Accounts payable	                                        	269	        (248)
		Accrued expenses                                       		(377)       	(307)
		Billings in excess of costs and estimated earning
   on	uncompleted Government contracts                   		(357)       	(504)
		Estimated losses on uncompleted contracts	              	(289)         	51
		Other current liabilities		                               115	        (190)
	Other - net		                                              (20)	       (419)
	Net cash provided by operating activities		                521     	  1,584

CASH FLOWS FROM INVESTING ACTIVITIES
	Proceeds from maturity of Investments	                  	9,311         	405
	Purchase of Investments	                               	(4,499)          	0
	Investment in preferred stock	                         	(1,600)          	0
	Capital expenditures	                                    	(173)       	(288)
	Proceeds from sale of property		                             6	          14
	Net cash provided by investing activities 	             	3,045	         131

CASH FLOWS FROM FINANCING ACTIVITIES
	Proceeds from issuance of common stock	                   	203           	0
	Repayments on long-term debt		                               0      	(1,926)
	Net cash provided by (used in) financing activities		      203      	(1,926)

Net increase (decrease) in cash during the period       	 	3,769       	(211)
Cash and cash equivalents at beginning of period	         	5,595      	2,699
Cash and cash equivalents at end of period		             $ 9,364    	$ 2,488

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

(2)	Refer to the Company's Annual Consolidated Financial Statements for the
Year Ended June 30, 1997, for a description of accounting policies, which have been continued without change (except for the adoption of SFAS #128 as discussed in note (4) below). Also, refer to the Notes included in those Consolidated Financial Statements for additional details of the Company's financial condition, results of operations and changes in financial position.

(3)	Inventories consist of the following (in thousands):

		                            December 31, 1997      	June 30, 1997
		                               (Unaudited)            	(Audited)

		Finished Goods                  	$	1,603	              	$ 1,815
		Work in Progress		                   347                  		103
		Raw Materials    	                    58	            	       66
		TOTAL                            	$2,008	              	$ 1,984

(4)	The Company adopted Statement of Financial Accounting Standards No. 128,
"Earnings Per Share" (SFAS 128) during the current period. In accordance with SFAS 128, earnings per share for prior periods has been restated to conform with the provisions of SFAS 128. Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and all dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of common stock which may be issued upon the exercise of outstanding stock options.

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

Business Environment

Over the past year the defense industry experienced further mergers and consolidations of Government contractors. This trend is expected to increase in pace but decrease in size as the pool of candidate merger companies contracts. The U.S. economy in general is enjoying a sustained period of low interest rates, unemployment and inflation. On the other hand, the Federal Government continues to decrease in size and increase the scrutiny of its spending in the defense area as the country realizes a "peace dividend" resulting from the end of the Cold War. Therefore, competition for available Government contracts remains intense, especially as merged firms are able to muster greater resources in the development and proposal process. In response, the Company continues its policy of aggressively managing costs while focusing resources on new business opportunities with the greatest promise of success.

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

Results of Operations

During the three-month period ended December 31, 1997, DBA recorded revenues of $5,995,000, up $564,000 from the $5,431,000 recorded in the comparable three-month period in the prior fiscal year. This revenue increase was driven by additional sales of $1,178,000 in Commercial Imagery Exploitation (CIE) versus offsetting decreased sales of $520,000 in Tactical Imagery Exploitation
(TIE). CIE revenues consisted mainly of expanded sales in the fingerprint product area as well as completion of the $700,000 LightSAR study contract for NASA JPL Tactical Imagery Exploitation revenue decreases were due to expected lower levels of material procured as the Common Imagery Ground/Surface System (CIGSS) contract moved into its second year of performance.

Revenues for the six-month period ended December 31, 1997 equaled $11,660,000, roughly the same as $11,724,000 for the same period last fiscal year. Revenue for CIE was $1,676,000, up by $1,541,000 over the same period last year, while revenue for TIE was $3,872,000, lower by $859,000 from the same period last year. Reasons for these trends are the same as discussed above for the second quarter results.
Revenue in Proprietary Imagery Exploitation (PIE) for the first six months of this year was $3,766,000, an increase of $930,000 over the same period last year due to recovery to full DBA program manpower staffing levels as well as increased expenses in updating software and hardware capabilities.

Operating income was $538,000 during the current three-month period, up
$41,000 from $497,000 in the comparable period in the prior fiscal year. Increase in total operating profit was driven by the increase in base revenues.

Operating income for the six-month period ended December 31, 1997 equaled $1,230,000, an increase of $199,000 over the same period last fiscal year. This operating margin increase from 8.8% to 10.5% was most notably driven by Systems Engineering/Development's more favorable performance reflecting successful completion of certain Avenger Tracker contracts.

During the three-month period ending December 31, 1997, the Company recorded new business bookings of $8,846,000 as compared to $4,939,000 in the prior year. As a result, the backlog at December 31, 1997 was approximately $16,000,000, up by $2,700,000 as compared to the September 30, 1997 balance. Significant orders booked in the second quarter ended December 31, 1997, included $6,283,000 of continuing work for PIE and $1,636,000 of fingerprint jobs in CIE. An order is entered into backlog only when the Company receives a definite commitment from a customer.

Interest expense during the current period was $2,000 as compared to $38,000 recorded in the comparable quarter in the prior fiscal year since all remaining debentures were liquidated in December 1996. The Company has no long term debt. Interest income for the six-month period ended December 31, 1997 increased to $432,000 from $365,000 as comparable to the same period last year mainly due to a higher cash balance of $1,892,000.

The Company currently accrues 38% of income before taxes for federal and state income taxes.

As a result of the above factors, net income was $386,000 in the current period as compared to $372,000 in the same period of the prior fiscal year. Diluted earnings per share was $.09 for the three months ending December 31, 1997 versus $.08 recorded in the comparable quarter in the prior fiscal year.

Net income for the six-month period ended December 31, 1997, equaled $920,000,
an increase of $225,000 over the comparable period for last year.   Diluted
earnings per share was $.21 compared to $.15 for the same period last year.

Liquidity and Capital Resources

At December 31, 1997 the Company had working capital of approximately $18,162,000, down $168,000 or .9%, when compared to the $18,330,000 as of
June 30, 1997. Accounts receivable-net decreased $1,493,000 from $3,523,000 at June 30, 1997 to $2,030,000 at December 31, 1997 due to efficient collection of outstanding trade receivables and aggressive pursuit of "past due" accounts. Costs and estimated earnings in excess of billings on uncompleted contracts increased from $2,318,000 at June 30, 1997 to $3,575,000 at December 31, 1997 due to timing differences. A large part of these timing differences was due to $554,000 of expenses on the new contract with CBM Archives.

The Company has been seriously studying several further investment opportunities in planning to utilize part of its remaining $14 million of cash in order to increase return-on-equity and enable the

Company to grow in revenue and income. Additionally, in the first quarter of FY 98 the Company engaged The Robinson-Humphrey Company, Inc., investment bankers from, to develop, evaluate and report to the Board of Directors on alternatives to maximize shareholder value. The alternatives evaluated by Robinson-Humphrey were not constrained and they covered the gamut including sale of the Company or a division thereof, merger acquisitions or divestitures, revising the Company's capital structure, and identifying possible strategic partners.

In September 1997 the Company invested $1.6 million by purchasing convertible preferred Series B stock in Flash Comm, Inc. (FCI). This investment will result in 6.2% ownership of FCI, or 7.2% if DBA exercises outstanding warrants. DBA is the manufacturing partner for FCI, a start-up company which awarded a $10.6 million contract to DBA for the design, development, and manufacturing of asset monitors for its truck-trailer location device.

Subsequent to the close of the second quarter, on January 6, 1998, the Company announced acceptance by the DBA Board of Directors of a proposal by the Titan Corporation to acquire DBA Systems, Inc. The proposal includes a stock-for-stock swap of Titan common shares for DBA common shares computed with an exchange ratio of 1.367. A special meeting of the DBA shareholders is expected to be held on February 27, 1998, to obtain the concurrence of the shareholders with the Titan proposal.

The Company's $4,000,000 unsecured line of credit with a bank expires January 31, 1999. Amounts drawn on this line of credit accrue interest at either the bank's prime rate or LIBOR plus 1.75% as selected by the Company upon the utilization of any portion of the line of credit. The Company had no borrowings against the line of credit at December 31, 1997.

During the quarter ending December 31, 1997, the Company acquired capital equipment of approximately $82,000.

The Company believes liquidity and capital funding requirements for fiscal 1998 can be internally satisfied from working capital.


PART II --	OTHER INFORMATION

ITEM 4. --	SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          	HOLDERS

(a)	The Annual Meeting of Shareholders of the Company was held on November
    12, 1997.

(b)	The Board of Directors for the ensuing year was established at  seven (7).
    Mr. James E. Pruitt was nominated and elected at the meeting as a Director of the Company for a three year term. Dr. Lynn E. Weaver and Mr. Thomas J. Boyce, Jr. and were nominated and re-elected at the meeting as Directors of the Company for a three-year term.

    	Mr. John L. Slack, Amb. Robert F. Ellsworth, Mr. William C. Potter and Dr. Richard N. Baney continued as Directors of the Company after the meeting.

(c)	A brief description of the matters voted upon at the Annual Shareholders'
    Meeting on November 12, 1997 is as follows:

      (1)	To elect three Class I Directors:

		                                     Votes 	           Votes
                                        	For	         Withheld

     	Mr. Thomas J. Boyce, Jr.       	3,898,428        	65,762
	     Dr. Lynn E. Weaver             	3,897,922        	66,268
	     Mr. James E. Pruitt	            2,277,430     	1,686,760

(2)	To approve the selection of Deloitte & Touche LLP; Orlando, Florida as
    Independent Certified Public Accountants for the Company for the 1998 fiscal year.

                  Votes For    	Votes Against     	Votes Abstaining
	                 3,957,033        	2,427               	4,730

ITEM 5. --	OTHER INFORMATION

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

On December 19, 1997 the Company announced the award of a $1.4 million commercial order for fingerprint digitizing scanners with associated workstation and document image archiving equipment. The order was received from CBM Archive Company as part of their prime contract to provide the Texas Department of Public Safety a turnkey ANSI/NIST Fingerprint-Criminal History Document Image Archive system.

On January 6, 1998 the Titan Corporation (NYSE: TTN) and DBA Systems, Inc. jointly announced that they have signed a definitive merger agreement under which Titan will acquire all of DBA's 4,422,000 outstanding shares in a tax free exchange of common stock, with a fixed exchange ratio of 1.367 shares of Titan common stock for each DBA share. DBA Systems will become a part of Titan Technologies and Information Systems, a newly formed, wholly owned subsidiary of The Titan Corporation. The transaction is subject to approval by the shareholders of both companies, as well as certain other conditions. The Titan Corporation, headquartered in San Diego, designs, manufactures and installs high technology information and electronic systems and products for commercial and government clients.

ITEM 6. --	EXHIBITS AND REPORTS ON FORM 8-K

	(a)	The exhibit index filed with this report is on page 11.

	(b)	Reports on Form 8-K - none.






Pursuant to the requirements of Section 13 and 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be executed on its behalf by the undersigned, thereto duly authorized.

						DBA SYSTEMS, INC.



Date: ____2/9/98___________		By: ________(signature)_________
									                        John L. Slack
						                           Chairman of the Board, President,
											                      and Chief Executive Officer





Date: ______2/9/98_______		By: ____(signature)________________
		                             Edward M. Bielski
				                           Corporate Controller and Treasurer

                            DBA SYSTEMS, INC.
                              EXHIBIT INDEX


                                                           	Page No.

Exhibit 11 - Computation of earnings per share                	12