Form 10-Q/A
period 1997-12-31
DBA SYSTEMS INC
filed 1998-02-12
CIK 27442

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




                             DBA SYSTEMS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (in thousands, except per share information)
                               (Unaudited)

                     	                 Three Months Ended   	Six Months Ended
	                                         December 31         	December 31
                                         1997    	1996       	1997     	1996

Revenues	                            	$ 5,995  	$ 5,431    	$11,660  	$11,724
Costs and expenses		                    5,457    	4,934     	10,430   	10,693
Operating income	                        	538      	497	      1,230    	1,031

Other income (expense):
	Interest income	                        	194      	191        	432      	365
	Interest expense		                        (2)	     (38)	        (2)     	(80)
	Other expense - net		                    (107)	    (58)    	  (177) 	   (212)
		Total other expense - net		               85	      95	        253	       73

Income before taxes                      		623     	592	      1,483    	1,104
Less provision for income taxes		          237	     220	        563	      409
Net Income	                            	$  386 	 $  372	     $  920	   $  695


Basic Earnings per Share	              	$ .09	   $ .08       	$ .21    	$ .16


Diluted Earnings per Share		            $ .09   	$ .08      	 $ .21     $ .15


Basic weighted shares outstanding	     	4,427   	4,474       	4,425    	4,479


Diluted weighted shares outstanding	   	4,504   	4,521       	4,478    	4,513


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