Form 10-Q/A
period 1997-09-30
DBA SYSTEMS INC
filed 1998-06-05
CIK 27442

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-Q/A
(Mark One)
  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 ---             OF THE SECURITIES EXCHANGE ACT OF 1934


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
Yes    X     No
    -------     -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

DBA Systems, Inc. Common Stock, $.10 par value, 4,425,562 shares outstanding as of September 30, 1997.

Total number of sequentially numbered pages:  15
The Exhibit index appears on sequential page 14

PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS


                               DBA SYSTEMS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED
                                                    SEPTEMBER 30,
                                                  1997         1996
                                               (Restated)
Revenues                                        $ 5,665      $ 6,293
Costs and expenses                                4,973        5,759
Special charge (Note 1)                           5,000           --
                                                -------      -------
Operating income (loss)                          (4,308)         534

Other income (expense):
  Interest income                                   238          174
  Interest expense                                    0          (42)
  Other expense - net                               (70)        (154)
                                                -------      -------
    Total other income (expense) - net              168          (22)
                                                -------      -------

Income (loss) before taxes                       (4,140)         512
Less provision (benefit) for income taxes          (324)         189
                                                -------      -------
Net Income (loss)                               $(3,816)     $   323
                                                -------      -------
                                                -------      -------

Net Earnings (Loss) per common
  and common equivalent share                   $  (.85)     $   .07
                                                -------      -------
                                                -------      -------

Net Earnings (loss) per common share
  assuming full dilution                        $  (.85)     $   .07
                                                -------      -------
                                                -------      -------

Primary weighted average shares outstanding       4,493        4,514
                                                -------      -------
                                                -------      -------

Fully diluted shares outstanding                  4,493        4,527
                                                -------      -------
                                                -------      -------

See accompanying Notes to Condensed Consolidated Interim Financial Statements.

                               DBA SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                     Sept. 30, 1997   June 30, 1997
ASSETS                                                 (Unaudited)      (Audited)
                                                       (Restated)
Current Assets:
 Cash & cash equivalents                                 $  1,259       $  5,595
 Investments                                               12,321          9,311
 Accounts receivable - net                                  2,251          3,523
 Costs and estimated earnings in excess
  of billings on uncompleted contracts                      3,214          2,318
 Inventory                                                  1,998          1,984
 Deferred income taxes                                        650             --
 Other current assets                                         741            438
                                                         --------       --------
  Total Current Assets                                     22,434         23,169
                                                         --------       --------
Property:
 Cost                                                      16,765         16,694
 Less accumulated depreciation
  and amortization                                         10,840         10,667
                                                         --------       --------
   Property--net                                            5,925          6,027
                                                         --------       --------
Other Assets:
 Cost in excess of value of net assets of
  businesses acquired                                         222            224
 Real estate held for sale. (Note 1)                        2,325          4,347
 Investment in preferred stock.                             1,600              0
 Other assets                                                 220            247
                                                         --------       --------
  Total Other Assets                                        4,367          4,818
                                                         --------       --------

Total Assets                                             $ 32,726       $ 34,014
                                                         --------       --------
                                                         --------       --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable                                        $    845       $  1,050
 Accrued expenses                                             985          1,122
 Billings in excess of costs and estimated
  earnings on uncompleted contracts                           881          1,071
 Income Taxes Payable                                         509            183
 Estimated losses on uncompleted contracts                  1,109          1,398
 Other current liabilities                                    173             15
                                                         --------       --------
  Total Current Liabilities                                 4,502          4,839
                                                         --------       --------
Non-current liabilities (Note 1)                            2,850             --
Stockholders' Equity:
 Common stock                                                 557            557
 Paid-in capital                                           24,554         24,539
 Retained earnings                                         19,337         23,153
                                                         --------       --------
  Total                                                    44,448         48,249
 Treasury stock                                           (19,074)       (19,074)
                                                         --------       --------
  Stockholders' Equity - net                               25,374         29,175
                                                         --------       --------


Total Liabilities and Stockholders' Equity              $  32,726      $  34,014
                                                         --------       --------
                                                         --------       --------

       See Notes to Condensed Consolidated Interim Financial Statements.

                               DBA SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                           THREE MONTHS ENDED SEPT. 30.
                                                 1997         1996
                                              (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                              $(3,816)     $   323
Adjustments to reconcile net income
  to net cash provided by
 operating activities:
 Depreciation & amortization                       244          261
 Gain on disposal                                   --          (13)
 Special charge (Note 1)                         5,000           --
 Deferred income taxes                            (650)          --
 Decrease (increase) in current assets:
  Accounts receivable                            1,272          783
  Costs and estimated earnings in excess
    of billings on uncompleted contracts          (896)        (462)
  Inventory                                        (14)         113
  Other current assets                            (303)          (5)
 Increase (decrease) in current liabilities:
  Accounts payable                                (205)         312
  Accrued expenses                                 189         (105)
  Billings in excess of costs and
   estimated earnings on uncompleted
   contracts                                      (190)        (422)
  Estimated losses on uncompleted
   contracts                                      (289)         389
  Other current liabilities                          8          (50)
 Other - net                                         0            3
                                               -------      -------
 Net cash provided by operating activities         350        1,127
                                               -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock             15            0
                                               -------      -------
 Net cash provided by financing activities          15            0
                                               -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of Investments                        (3,010)           0
 Investment in preferred stock.                 (1,600)           0
 Capital expenditures                              (91)        (119)
 Proceeds from sale of property                      0           14
                                               -------      -------
 Net cash used in investing activities          (4,701)        (105)
                                               -------      -------
Net increase (decrease) in cash during
  the period                                    (4,336)       1,022
Cash and cash equivalents at beginning
  of period                                      5,595        2,699
                                               -------      -------
Cash and cash equivalents at end of
  period                                       $ 1,259      $ 3,721
                                               -------      -------
                                               -------      -------

       See Notes to Condensed Consolidated Interim Financial Statements.

                               DBA SYSTEMS, INC.
                        NOTES TO CONDENSED CONSOLIDATED
                         INTERIM FINANCIAL STATEMENTS
(1) The accompanying Condensed Consolidated Interim Financial Statements of DBA Systems, Inc. ("the Company" or "DBA") should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for the year ended June 30, 1997. The accompanying financial statements contained herein reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The results of operations for the interim periods contained herein are not necessarily indicative of the results to be expected for the fiscal year.

     The accompanying unaudited financial statements for the three months ended September 30, 1997 have been restated from amounts previously reported to reflect the recognition of a special charge of $5.0 million composed of a $2.0 million write down of an Asset Held for Sale and $3.0 million related to the accrual of certain environmental liabilities as follows:

     (a) The Asset Held for Sale is a 141,000 square foot manufacturing facility in Kissimmee, Florida which was originally classified as held for sale in June 1996, at which time the recorded book value was approximately $4.4 million. An independent appraisal of the property and land was performed in August 1996, which indicated a market value of approximately $5.0 million. Thereafter, the property was listed for sale with a realtor for approximately $5.2 million. Several potential buyers expressed interest in acquiring the property throughout fiscal 1997, and in July 1997, the Company received a written offer from a prospective buyer and entered into negotiations for the sale of this property to this buyer for consideration approximating the recorded book value. Ongoing negotiations with this buyer ultimately proved unsuccessful and no further offers were received until October 1997. The offer received in October 1997 led management to conclude that there had been an impairment in the carrying value of the asset of approximately $2.0 million. Since this impairment was determined prior to the issuance of the Company's reported results from operations for the quarter ended September 30, 1997, a corresponding adjustment to reflect this impairment has been recorded in the accompanying financial statements for this quarter. This amount reflects an adjustment to the previously reported results of operations for this quarter.

     (b) In August 1997, DBA management entered into discussions with The Titan Corporation with regard to a potential acquisition of the Company by Titan. In October 1997, Titan commenced its acquisition due diligence process, which included engaging independent environmental consultants to perform a preliminary environmental site assessment of all DBA's land and property. This study revealed certain environmental matters, which included, but was not limited to, soil contamination and potential asbestos and lead based paint contamination, all of which DBA management had no prior knowledge.

         The Company subsequently engaged these environmental consultants to assist in determining the potential range of costs to remediate such contamination as well as to determine whether any additional environmental exposures exist with the Company's property. An initial assessment considering pre clean-up activities, and operation and maintenance of the remediation plan indicates that these costs could range from approximately $3.0 million to $5.5 million (undiscounted). Such amounts represent an initial estimate, which could change significantly as more extensive studies are performed. In accordance with SFAS No. 5, "Accounting for Contingencies" and SOP 96-1, "Environmental Remediation Liabilities", the Company recorded a $3.0 million charge, representing the low end of the estimate as no amount within the range was deemed to be a better estimate at that time. The environmental remediation actions are being undertaken at the sole discretion of management and have not been induced by threat, by government agencies, or by litigation. Therefore, amounts included in the aforementioned estimates, specifically related to legal costs and internal labor costs, are not significant relative to the total estimated costs. Since this environmental issue initially became known to management and was reasonably quantifiable in October 1997, prior to the Company's release of its quarterly results from operations for the three months ended September 30, 1997, an adjustment of $3.0 million was recorded in the accompanying income statement for this quarter. In the accompanying balance sheet, approximately $.2 million is included in Other current liabilities and the remaining $2.8 million is included in Non-current liabilities, based upon the estimated timing of payments related to this liability. This amount represents an adjustment to the previously reported results for this quarter.

     A summary of the special charges noted above and the impact on net income
     (loss) and earnings per share is as follows (in thousands):

                                                      3 mos ended
                                                      Sep 30, 1997
                                                      ------------
     Net income (loss) as
       originally reported                               $   534
                                                         -------
     Special Charges:
     Write-down of Asset Held
       For Sale                                            2,000
     Environmental costs                                   3,000
                                                         -------
     Total special charges                               $ 5,000
     Tax impact of special charges                          (650)
                                                         -------
     Net income (loss) as
       restated                                          $(3,816)
                                                         -------
                                                         -------

                                                             3 mos ended
                                                             Sep 30, 1997
                                                             ------------
     Basic earnings per share
       as originally reported:                                  $ 0.12
     Basic earnings (loss) per
       share as restated:                                       $(0.85)
     Diluted earnings per share
       as originally reported:                                  $ 0.12
     Diluted earnings (loss)
       per share as restated:                                   $(0.85)

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

(3)  Inventories consist of the following (in thousands):

                               Sept. 30, 1997 June 30, 1997
                               -------------- -------------
                                (Unaudited)     (Audited)

          Finished Goods          $ 1,815       $ 1,815
          Work in Progress            125           103
          Raw Materials                58            66
                                  -------       -------
          TOTAL                   $ 1,998       $ 1,984
                                  -------       -------

(4) Net earnings per common and common equivalent share are computed by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares consist of common stock, which may be issued upon exercise of outstanding stock options. For the three-month periods ending September 30, 1997 and 1996, weighted average shares outstanding were 4,493,000 and 4,514,000, respectively.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The accompanying unaudited financial statements for the three months ended September 30, 1997 have been restated from amounts previously reported to reflect the recognition of a special charge of $5.0 million composed of a $2.0 million write down of an Asset Held for Sale and $3.0 million related to the accrual of certain environmental liabilities as follows:

     The Asset Held for Sale is a 141,000 square foot manufacturing facility in Kissimmee, Florida which was originally classified as held for sale in June 1996, at which time the recorded book value was approximately $4.4 million. An independent appraisal of the property and land was performed in August 1996, which indicated a market value of approximately $5.0 million. Thereafter, the property was listed for sale with a realtor for approximately $5.2 million. Several potential buyers expressed interest in acquiring the property throughout fiscal 1997, and in July 1997, the Company received a written offer from a prospective buyer and entered into negotiations for the sale of this property to this buyer for consideration approximating the recorded book value. Ongoing negotiations with this buyer ultimately proved unsuccessful and no further offers were received until October 1997. The offer received in October 1997 led management to conclude that there had been an impairment in the carrying value of the asset of approximately $2.0 million. Since this impairment was determined prior to the issuance of the reported results from operations for the quarter ended September 30, 1997, a corresponding adjustment to reflect this impairment has been recorded in the accompanying financial statements for this quarter. This amount reflects an adjustment to the Company's previously reported results of operations for this quarter.

     In August 1997, DBA management entered into discussions with The Titan Corporation with regard to a potential acquisition of the Company by Titan.
In October 1997, Titan commenced its acquisition due diligence process, which included engaging independent environmental consultants to perform a preliminary environmental site assessment of all DBA's land and property. This study revealed certain environmental matters, which included, but was not limited to, soil contamination and potential asbestos and lead based paint contamination, all of which DBA management had no prior knowledge.

     The Company subsequently engaged these environmental consultants to assist in determining the potential range of costs to remediate such contamination as well as to determine whether any additional environmental exposures exist with the Company's property. An initial assessment considering pre clean-up activities, and operation and maintenance of the remediation plan indicates that these costs could range from approximately $3.0 million to $5.5 million (undiscounted). Such amounts represent an initial estimate, which could change significantly as more extensive studies are performed. In accordance with SFAS No. 5 "Accounting for Contingencies" and SOP 96-1 "Environmental Remediation Liabilities", the Company recorded a $3.0 million charge, representing the low end of the estimate as no amount within the range was deemed to be a better estimate at that time. The environmental remediation actions are being undertaken at the sole discretion of management and have not been induced by threat, by government agencies, or by litigation. Therefore, amounts included in the aforementioned estimates, specifically related to legal costs and internal labor costs, are not
significant relative to the total estimated costs.   Since this environmental
issue initially became known to management and was reasonably quantifiable in October 1997, prior to the Company's release of its quarterly results from operations for the three months ended September 30, 1997, an adjustment of $3 million was recorded in the accompanying income statement for this quarter. In the accompanying balance sheet, approximately $.2 million is included in Other current liabilities and the remaining $2.8 million is included in Non-current liabilities, based upon the estimated timing of payments related to this liability. This amount represents an adjustment to the previously reported results for this quarter.

Excluding the special charge noted above, operating income was $692,000 during the current three-month period, up $158,000 from $534,000 in the comparable period in the prior fiscal year. The current quarter's operating margin excluding the special charge was 12.2% as compared to the operating margin of 8.5% in the prior year's comparable quarter. The increase in the operating profit excluding the special charge was attributable primarily to an increase of $100,000 in Proprietary Imagery Exploitation and $53,000 in Systems Engineering/Development as compared to FY 97. Proprietary Imagery Exploitation enhanced performance for first quarter FY 98 reflected an increase in revenues due to greater contract material expenditures and labor as well as higher award fee. Systems Engineering/Development's more favorable performance for first quarter FY 98 reflected successful completion of certain Avenger Tracker contracts.

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

The tax benefit for the three months ended September 30, 1997 represents the deferred tax benefit, primarily resulting from the special charge noted above, net of a valuation allowance, which management believes more likely than not will be realized in future periods. The tax provision for the three months ended September 30, 1996 approximates the statutory federal and state income tax rates.

As a result of the above factors, specifically the special charge noted above, a net loss of $3,816,000 in the current period ended September 30, 1997 was compared to net income of $323,000 in the same period of the prior fiscal year. Fully diluted per share amounts were a loss of $.85 for the three months ending September 30, 1997 versus $.07 profit recorded in the comparable quarter in the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Company had working capital of approximately $17,932,000, down $398,000 or 2.2%, when compared to the $18,330,000 as of
June 30, 1997. Accounts receivable-net decreased $1,272,000 from $3,523,000 at June 30, 1997 to $2,251,000 at September 30, 1997 due to efficient collection of outstanding trade receivables and aggressive pursuit of "past due" accounts. Costs and estimated earnings in excess of billings on uncompleted contracts increased from $2,318,000 at June 30, 1997 to $3,214,000 at September 30, 1997 mainly due to timing differences with contract material in Proprietary Imagery Exploitation.

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

In September 1997 the Company invested $1.6 million by purchasing convertible preferred Series B stock in Flash Comm, Inc.(FCI). This investment will result in 6.2% ownership of FCI, or 7.2% if DBA exercises outstanding warrants. DBA is the manufacturing partner for FCI, a start-up company which awarded a $10.6 million contract to DBA for the design, development, and manufacturing of asset monitors for its truck-trailer location device. FCI's ability to perform on this contract is subject to FCI's ability to obtain significant additional debt and/or equity financing.

The Company's $4,000,000 unsecured line of credit with a bank expires January 31, 1998 and is expected to be renewed. Amounts drawn on this line of credit accrue interest at either the bank's prime rate or LIBOR plus 1.75% as selected by the Company upon utilization of any portion of the line of credit. The Company had no borrowings against the line of credit at September 30, 1997.

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

PART II -- OTHER INFORMATION

ITEM 5. -- OTHER INFORMATION

On September 29, 1997 the Company announced the signing of a $10.6 million Agreement with Flash Comm, Inc. (FCI) for the design, development, and manufacture of mobile sensor and transceiver asset monitor units to be employed in a two-way, North American continent wireless data communications system. The asset monitor units enable operators in the commercial transportation market to track fixed and mobile assets such as trucks and trailers. FCI is majority owned by HVFM-II, whose major investor is the Harris Corporation. HVFM-II partners with Harris for Harris' commercial technology spin-offs, counting among its accomplishments a portfolio of successful startup commercial companies.

In July the Company announced the award of a $1 million two year contract by US Army Communications/Electronics Command (CECOM) for depot level repair and overhaul of Vertical Displacement Gyroscopes. The award of this contract marks DBA's return to the gyro business and will position the Company to pursue other depot level gyro repair contracts.

ITEM 6. --     EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The exhibit index filed with this report is on page 14.

     (b)  Reports on Form 8-K - none.






Pursuant to the requirements of Section 13 and 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be executed on its behalf by the undersigned, thereto duly authorized.

                              DBA SYSTEMS, INC.



Date:                              By:
      --------------------             -----------------------------
                                       Eric M. DeMarco
                                       Principal Accounting Officer

                               DBA SYSTEMS, INC.
                                 EXHIBIT INDEX


                                                              Page No.
                                                              --------
Exhibit 11 - Computation of earnings (loss) per share            15