Form 10-Q/A
period 1997-12-31
DBA SYSTEMS INC
filed 1998-06-05
CIK 27442

                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.  20549

                                    FORM 10-Q/A
(Mark One)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 ---                   OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 1997

                                         OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
 ---                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               -----------      ------------

Commission file number  0-4633

                                 DBA SYSTEMS, INC.
               (Exact name of registrant as specified in its charter)

          Florida                                59-0996417
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)

               1200 South Woody Burke Road, Melbourne, Florida  32901
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
Yes   X      No
     ---        ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

DBA Systems, Inc. Common Stock, $.10 par value, 4,471,290 shares outstanding as of December 31, 1997.

Total number of sequentially numbered pages:  19
The Exhibit index appears on sequential page 18

PART I --      FINANCIAL INFORMATION

ITEM 1 --      FINANCIAL STATEMENTS


                                 DBA SYSTEMS, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
                                    (UNAUDITED)


                                                       Three Months Ended       Six Months Ended
                                                           December 31             December 31
                                                           -----------             -----------
                                                         1997        1996        1997        1996
                                                         ----        ----        ----        ----
                                                     (Restated)                          (Restated)
Revenues   . . . . . . . . . . . . . . . . . . . .     $ 5,995     $ 5,431     $11,660     $11,724
Costs and expenses . . . . . . . . . . . . . . . .       5,457       4,934      10,430      10,693
Special charge (Note 1). . . . . . . . . . . . . .       3,500        ----       8,500        ----
                                                       -------     -------     -------     -------
Operating income (loss). . . . . . . . . . . . . .      (2,962)        497      (7,270)      1,031

Other income (expense):. . . . . . . . . . . . . .
     Interest income . . . . . . . . . . . . . . .         194         191         432         365
     Interest expense. . . . . . . . . . . . . . .          (2)        (38)         (2)        (80)
     Other expense - net . . . . . . . . . . . . .        (107)        (58)       (177)       (212)
                                                       -------     -------     -------     -------
          Total other income - net . . . . . . . .          85          95         253          73
                                                       -------     -------     -------     -------

Income (loss)  before taxes. . . . . .                  (2,877)        592      (7,017)      1,104
Less provision (benefit) for income taxes. . . . .        (218)        220        (542)        409
                                                       -------     -------     -------     -------
Net Income (Loss)  . . . . . . . . . . . . . . . .     $(2,659)        372     $(6,475)    $   695
                                                       -------     -------     -------     -------
                                                       -------     -------     -------     -------


Basic Earnings (Loss)  per Share . . . . . . . . .       $(.60)       $.08      $(1.46)       $.16
                                                       -------     -------     -------     -------


Diluted Earnings (Loss)  per Share . . . . . . . .       $(.60)       $.08      $(1.46)       $.15
                                                       -------     -------     -------     -------
                                                       -------     -------     -------     -------

Basic weighted average shares outstanding. . . . .       4,427       4,474       4,425       4,479
                                                       -------     -------     -------     -------
                                                       -------     -------     -------     -------


Diluted weighted average shares outstanding. . .         4,427       4,521       4,425       4,513
                                                       -------     -------     -------     -------
                                                       -------     -------     -------     -------


  See accompanying Notes to Condensed Consolidated Interim Financial Statements.

                                 DBA SYSTEMS, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (IN THOUSANDS)

                                                  Dec. 31, 1997    June 30, 1997
ASSETS                                              (Unaudited)      (Audited)
                                                     (Restated)
Current Assets:
     Cash & cash equivalents . . . . . . . . . . .     $ 9,364        $ 5,595
     Investments . . . . . . . . . . . . . . . . .       4,499          9,311
     Accounts receivable - net . . . . . . . . . .       2,030          3,523
     Costs and estimated earnings in excess
          of billings on uncompleted contracts . .       3,575          2,318
     Inventory (Note 1). . . . . . . . . . . . . .         708          1,984
     Deferred income taxes . . . . . . . . . . . .       1,105           ----
     Other current assets. . . . . . . . . . . . .         886            438
                                                       -------        -------
          Total Current Assets . . . . . . . . . .      22,167         23,169
                                                       -------        -------
Property:
     Cost  . . . . . . . . . . . . . . . . . . . .      14,633         16,694
     Less accumulated depreciation
          and amortization . . . . . . . . . . . .       9,419         10,667
                                                       -------        -------
              Property--net (Note 1) . . . . . . .       5,212          6,027
                                                       -------        -------
Other Assets:
     Cost in excess of value of net assets of
          businesses acquired. . . . . . . . . . .         220            224
     Real estate held for sale...(Note 1). . . . .       2,303          4,347
     Investment in preferred stock. (Note 1) . . .           0              0
     Other assets. . . . . . . . . . . . . . . . .         192            247
                                                       -------        -------
          Total Other Assets . . . . . . . . . . .       2,715          4,818
                                                       -------        -------
             Total Assets. . . . . . . . . . . . .     $30,094        $34,014
                                                       -------        -------
                                                       -------        -------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable. . . . . . . . . . . . . . .     $ 1,319        $ 1,050
     Accrued expenses. . . . . . . . . . . . . . .         928          1,122
     Billings in excess of costs and estimated
          earnings on uncompleted contracts. . . .         714          1,071
     Income Taxes Payable. . . . . . . . . . . . .         104            183
     Estimated losses on uncompleted contracts . .       1,109          1,398
     Other current liabilities . . . . . . . . . .         176             15
                                                       -------        -------
          Total Current Liabilities. . . . . . . .       4,350          4,839
                                                       -------        -------
     Non-current liabilities (Note 1). . . . . . .       2,850        -------
                                                       -------
Stockholders' Equity:
     Common stock. . . . . . . . . . . . . . . . .         562            557
     Paid-in capital . . . . . . . . . . . . . . .      24,737         24,539
     Retained earnings . . . . . . . . . . . . . .      16,690         23,153
                                                       -------        -------
          Total. . . . . . . . . . . . . . . . . .      41,989         48,249
     Treasury stock. . . . . . . . . . . . . . . .     (19,095)       (19,074)
                                                       -------        -------
          Stockholders' Equity - net . . . . . . .      22,894         29,175
                                                       -------        -------
Total Liabilities and Stockholders' Equity . . . .     $30,094        $34,014
                                                       -------        -------
                                                       -------        -------

          See Notes to Condensed Consolidated Interim Financial Statements.

                                 DBA SYSTEMS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)
                                    (UNAUDITED)


                                                                                   Six Months Ending
                                                                            Dec. 31, 1997      Dec. 31, 1996
                                                                            -------------      -------------
                                                                             (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net income (loss)  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ (6,475)           $   695
Adjustments to reconcile net income (loss)  to net cash provided by operating activities:
     Depreciation & amortization . . . . . . . . . . . . . . . . . . . . .         491                523
     Gain on sale of assets. . . . . . . . . . . . . . . . . . . . . . . .           5                 12
     Special charge (Note 1) . . . . . . . . . . . . . . . . . . . . . . .       8,500                 --
     Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . .      (1,105)                --
     Decrease (increase) in current assets:
          Accounts receivable. . . . . . . . . . . . . . . . . . . . . . .       1,493                137
          Costs and estimated earnings in excess of billings on
             uncompleted Government contracts. . . . . . . . . . . . . . .      (1,257)             1,651
          Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . .         (24)               140
          Other current assets . . . . . . . . . . . . . . . . . . . . . .        (448)                43

     Increase (decrease) in current liabilities:
          Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .         269               (248)
          Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . .        (377)              (307)
          Billings in excess of costs and estimated earnings on
             uncompleted Government contracts. . . . . . . . . . . . . . .        (357)              (504)
          Estimated losses on uncompleted contracts. . . . . . . . . . . .        (289)                51
          Other liabilities. . . . . . . . . . . . . . . . . . . . . . . .         115               (190)
     Other - net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (20)              (419)
                                                                              --------            -------

     Net cash provided by operating activities . . . . . . . . . . . . . .         521              1,584
                                                                              --------            -------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturity of Investments . . . . . . . . . . . . . . . .       9,311                405
     Purchase of Investments . . . . . . . . . . . . . . . . . . . . . . .      (4,499)                 0
     Investment in preferred stock . . . . . . . . . . . . . . . . . . . .      (1,600)                 0
     Capital expenditures. . . . . . . . . . . . . . . . . . . . . . . . .        (173)              (288)
     Proceeds from sale of property. . . . . . . . . . . . . . . . . . . .           6                 14
                                                                              --------            -------
     Net cash provided by investing activities . . . . . . . . . . . . . .       3,045                131
                                                                              --------            -------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock. . . . . . . . . . . . . . . .         203                  0
     Repayments on long-term debt. . . . . . . . . . . . . . . . . . . . .           0             (1,926)
                                                                              --------            -------
     Net cash provided by (used in) financing activities . . . . . . . . .         203             (1,926)
                                                                              --------            -------

Net increase (decrease) in cash during the period. . . . . . . . . . . . .       3,769               (211)
Cash and cash equivalents at beginning of period . . . . . . . . . . . . .       5,595              2,699
                                                                              --------            -------
Cash and cash equivalents at end of period . . . . . . . . . . . . . . . .     $ 9,364            $ 2,488
                                                                              --------            -------
                                                                              --------            -------


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

     The accompanying unaudited financial statements for the three months and six months ended December 31, 1997 have been restated from amounts previously reported to reflect the recognition of a special charge of $3.5 million and $8.5 million, respectively. The $8.5 million charge consists of a $2.0 million write down of an Asset Held for Sale, $3.0 million related to the accrual of certain environmental liabilities, $1.3 million related to the write down of inventory, $.6 million related to the write down of certain machinery and equipment, and $1.6 million related to the write-down of an investment in a start-up company as follows:

     (a) The Asset Held for Sale is a 141,000 square foot manufacturing facility in Kissimmee, Florida which was originally classified as held for sale in June 1996, at which time the recorded book value was approximately $4.4 million. An independent appraisal of the property and land was performed in August 1996, which indicated a market value of approximately $5.0 million. Thereafter, the property was listed for sale with a realtor for approximately $5.2 million. Several potential buyers expressed interest in acquiring the property throughout fiscal 1997, and in July 1997, the Company received a written offer from a prospective buyer and entered into negotiations for the sale of this property to this buyer for consideration approximating the recorded book value. Ongoing negotiations with this buyer ultimately proved unsuccessful and no further offers were received until October 1997. The offer received in October 1997 led management to conclude that there had been an impairment in the carrying value of the asset of approximately $2.0 million. Since this impairment was determined prior to the issuance of the Company's reported results from operations for the quarter ended September 30, 1997, a corresponding adjustment to reflect this impairment has been recorded in the accompanying financial statements for this quarter. This amount reflects an adjustment to previously reported results of operations for this quarter.

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

     (c) In December 1997, DBA management became aware of certain facts and circumstances which indicated that there was a likely impairment in the value of certain inventory which management hoped to use in a potential contract being discussed with a strategic partner. Subsequent to December 31, 1997, the Company received written notification that the customer wished to terminate discussions regarding the contract. The Company is exploring alternative uses for the inventory, however, in light of these circumstances, management believes that the inventory has been impaired by approximately $1.3 million. Accordingly, an adjustment of $1.3 million has been recorded in the accompanying results from operations for the quarter ended December 31, 1997. This represents an adjustment to the previously reported results of operations for this quarter.

     (d) In December 1997, the Company determined that it was unable to physically locate certain test machinery and equipment which it needed to perform on a recently awarded contract. Management believes that the equipment may have been utilized in other operations within the business, however, management is unable to determine the exact disposition and/or timing of the use of such equipment. The net book value of this equipment was approximately $.6 million at December 31, 1997. Accordingly, the Company is recording a charge of $.6 million to write off the book value of these assets in the accompanying results from operations for the quarter ended December 31, 1997. This represents an adjustment to the previously reported results of operations for this quarter. The Company intends to closely examine its control procedures over such assets and make modifications as appropriate.

     (e) In September 1997, the Company invested $1.6 million by purchasing convertible preferred Series B stock in Flash Comm, Inc. ("FCI"). At the time of making this investment, DBA management was led to believe that FCI would be raising significant additional debt or equity financing by December 31, 1997, which amounts would enable FCI to perform under its $10.6 million contract entered into with DBA. FCI to date has not raised the additional capital, has not yet generated any significant new business, and has made limited progress toward performing under its contract with DBA. In light of these circumstances, and the current financial condition of FCI, DBA management presently believes that there is doubt about FCI's ability to achieve commercial success, and thus recognizes that there has been an impairment in the value of the $1.6 million investment recorded by DBA. An adjustment to write-down the investment by $1.6 million is reflected in the results from operations for the quarter ended December 31, 1997. This amount reflects an adjustment to the previously reported results from operations for this quarter.

     A summary of the special charges noted above and the impact on net income
     (loss) and earnings per share is as follows (in thousands):


                                      3 mos ended    3 mos ended    6 mos ended
                                      Sep 30, 1997   Dec 31, 1997   Dec 31, 1997
                                      ------------   ------------   ------------
     Net income (loss) as
        originally reported                $  534         $  386         $  920
                                           -------        -------        -------
     Special Charges:
     Write-down of Asset Held
        For Sale                             2,000          -----          2,000
     Environmental costs                     3,000          -----          3,000
     Inventory write-down                    -----          1,300          1,300
     Machinery & equipment
        write-down                           -----            600            600
     Investment write-down                   -----          1,600          1,600
                                           -------        -------        -------
     Total special charges                 $ 5,000        $ 3,500        $ 8,500
     Tax impact of special charges            (650)          (455)        (1,105)
                                           -------        -------        -------
     Net income (loss) as  restated        $(3,816)       $(2,659)       $(6,475)
                                           -------        -------        -------
                                           -------        -------        -------



                                      3 mos ended    3 mos ended    6 mos ended
                                      Sep 30, 1997   Dec 31, 1997   Dec 31, 1997
                                      ------------   ------------   ------------
    Basic earnings per share
        as originally reported:          $ 0.12         $ 0.09         $ 0.21
     Basic earnings (loss) per
        share as restated:               $(0.85)        $(0.60)        $(1.46)

     Diluted earnings per share
        as originally reported:          $ 0.12         $ 0.09         $ 0.21
     Diluted earnings (loss)
        per share as restated:           $(0.85)        $(0.60)        $(1.46)


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

(3)  Inventories consist of the following (in thousands):

                                     December 31, 1997    June 30, 1997
                                     -----------------    -------------
                                        (Unaudited)        (Audited)
                                         (Restated)
     Finished Goods                           $303           $1,815
     Work in Progress                          347              103
     Raw Materials                              58               66
                                              ----           ------
     TOTAL                                    $708           $1,984
                                              ----           ------
                                              ----           ------


(4) The Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS 128) during the current period. In accordance with SFAS 128, earnings per share for prior periods has been restated to conform with the provisions of SFAS 128. Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and all dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of common stock which may be issued upon the exercise of outstanding stock options.

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

The accompanying unaudited financial statements for the three months and six months ended December 31, 1997 have been restated from amounts previously reported to reflect the recognition of a special charge of $3.5 million and $8.5 million, respectively. The $8.5 million charge consists of a $2.0 million write down of an Asset Held for Sale, $3.0 million related to the accrual of certain environmental liabilities, $1.3 million related to the write down of inventory, $.6 million related to the write down of certain machinery and equipment, and $1.6 million related to the write-down of an investment in a start-up company as follows:

(a) The Asset Held for Sale is a 141,000 square foot manufacturing facility in Kissimmee, Florida which was originally classified as held for sale in June 1996, at which time the recorded book value was approximately $4.4 million. An independent appraisal of the property and land was performed in August 1996, which indicated a market value of approximately $5.0 million. Thereafter, the property was listed for sale with a realtor for approximately $5.2 million. Several potential buyers expressed interest in acquiring the property throughout fiscal 1997, and in July 1997, the Company received a written offer from a prospective buyer and entered into negotiations for the sale of this property to this buyer for consideration approximating the recorded book value. Ongoing negotiations with this buyer ultimately proved unsuccessful and no further offers were received until October 1997. The offer received in October 1997 led management to conclude that there had been an impairment in the carrying value of the asset of approximately $2.0 million. Since this impairment was determined prior to the issuance of the Company's reported results from operations for the quarter ended September 30, 1997, a corresponding adjustment to reflect this impairment has been recorded in the accompanying financial statements for this quarter. This amount reflects an adjustment to previously reported results of operations for this quarter.

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

    The Company subsequently engaged these environmental consultants to assist in determining the potential range of costs to remediate such contamination as well as to determine whether any additional environmental exposures exist with the Company's property. An initial assessment considering pre clean-up activities, and operation and maintenance of the remediation plan indicates that these costs could range from approximately $3.0 million to $5.5 million (undiscounted). Such amounts represent an initial estimate, which could change significantly as more extensive studies are performed. In accordance with SFAS No. 5 "Accounting for Contingencies" and SOP 96-1 "Environmental Remediation Liabilities", the Company recorded a $3.0 million charge, representing the low end of the estimate as no amount within the range was deemed to be a better estimate at that time. The environmental remediation actions are being undertaken at the sole discretion of management and have not been induced by threat, by government agencies, or by litigation. Therefore, amounts included in the aforementioned estimates, specifically related to legal costs and internal labor costs, are not significant relative to the total estimated costs. Since this environmental issue became known to management and was reasonably quantifiable in October 1997, prior to the Company's release of its quarterly results from operations for the three months ended September 30, 1997, an adjustment of $3.0 million was recorded in the accompanying income statement for this quarter. In the accompanying balance sheet, approximately $.2 million is included in Other current liabilities and the remaining $2.8 million is included in Non-current liabilities, based upon the estimated timing of payments related to this liability. This amount represents an adjustment to the previously reported results for this quarter.

(c) In December 1997, DBA management became aware of certain facts and circumstances which indicated that there was a likely impairment in the value of certain inventory which management hoped to use in a potential contract being discussed with a strategic partner. Subsequent to December 31, 1997, the Company received written notification that the customer wished to terminate discussions regarding the contract. The Company is exploring alternative uses for the inventory, however, in light of these circumstances, management believes that the inventory has been impaired by approximately $1.3 million. Accordingly, an adjustment of $1.3 million has been recorded in the accompanying results from operations for the quarter ended December 31, 1997. This represents an adjustment to the previously reported results of operations for this quarter.

(d) In December 1997, the Company determined that it was unable to physically locate certain test machinery and equipment which was needed to perform on a recently awarded contract. Management believes that the equipment may have been utilized in other operations within the business, however, management was unable to determine the exact disposition and/or timing of the use of such equipment. The net book value of this equipment was approximately $.6 million at December 31, 1997. Accordingly, the Company is recording a charge of $.6 million to write off the book value of these assets in the accompanying results from operations for the quarter ended December 31, 1997. This represents an adjustment to the previously reported results of operations for this quarter. The Company intends to closely examine its control procedures over such assets and make modifications as appropriate.

(e) In September 1997, the Company invested $1.6 million by purchasing convertible preferred Series B stock in Flash Comm, Inc. ("FCI"). At the time of making this investment, DBA management was led to believe that FCI would be raising significant additional debt or equity financing by December 31, 1997, which amounts would enable FCI to perform under its $10.6 million contract entered into with DBA. FCI to date has not raised the additional capital, has not yet generated any significant new business, and has made limited progress toward performing under its contract with DBA. In light of these circumstances, and the current financial condition of FCI, DBA management presently believes that there is doubt about FCI's ability to achieve commercial success, and thus recognizes that there has been an impairment in the value of the $1.6 million investment recorded by DBA. An adjustment to write-down the investment by $1.6 million is reflected in the results from operations for the quarter ended December 31, 1997. This amount reflects an adjustment to the previously reported results from operations for this quarter.

Excluding the special charge discussed above, operating income was $538,000 during the current three-month period, up $41,000 from $497,000 in the comparable period in the prior fiscal year. Increase in total operating profit was driven by the increase in base revenues.

Excluding the special charge discussed above, operating income for the six-month period ended December 31, 1997 equaled $1,230,000, an increase of $199,000 over the same period last fiscal year. This operating margin increase from 8.8% to 10.5% was most notably driven by Systems Engineering/Development's more favorable performance reflecting successful completion of certain Avenger Tracker contracts.

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

The tax benefit for the three months and six months ended December 31, 1997 represents the deferred tax benefit, primarily resulting from the special charge noted above, net of a valuation allowance, which management believes more likely than not will be realized in future periods. The tax provision for the three months and six months ended December 31, 1996 approximates the statutory federal and state income tax rates.

As a result of the above factors, net loss was $2,659,000 or $(.60) per share in the current quarter ended December 31, 1997 as compared to $372,000 or $.08 per share in the same period of the prior fiscal year.

Net loss for the six-month period ended December 31, 1997, equaled $6,475,000 or $(1.46) per share, compared to net income of $695,000 or $.15 per share over the comparable period for last year.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997 the Company had working capital of approximately $17,817,000, down $513,000 or 2.8%, when compared to the $18,330,000 as of
June 30, 1997. Accounts receivable-net decreased $1,493,000 from $3,523,000 at June 30, 1997 to $2,030,000 at December 31, 1997 due to efficient collection of outstanding trade receivables and aggressive pursuit of "past due" accounts. Costs and estimated earnings in excess of billings on uncompleted contracts increased from $2,318,000 at June 30, 1997 to $3,575,000 at December 31, 1997 due to timing differences. A large part of these timing differences was due to $554,000 of expenses on the new contract with CBM Archives.

The Company has been seriously studying several further investment opportunities in planning to utilize part of its remaining $14.0 million of cash in order to increase return-on-equity and enable the Company to grow in revenue and income. Additionally, in the first quarter of FY 98 the Company engaged The Robinson-Humphrey Company, Inc., investment bankers, to develop, evaluate and report to the Board of Directors on alternatives to maximize shareholder value. The alternatives evaluated by Robinson-Humphrey were not constrained and they covered the gamut including sale of the Company or a division thereof, merger acquisitions or divestitures, revising the Company's capital structure, and identifying possible strategic partners.

In September 1997 the Company invested $1.6 million by purchasing convertible preferred Series B stock in Flash Comm, Inc. (FCI). This investment will result in 6.2% ownership of FCI, or 7.2% if DBA exercises outstanding warrants. DBA is the manufacturing partner for FCI, a start-up company which awarded a $10.6 million contract to DBA for the design, development, and manufacturing of asset monitors for its truck-trailer location device. However, as noted above, the $1.6 million investment was written off in the quarter ended December 31, 1997 and FCI has made limited progress toward performing under the contract.

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

          Mr. John L. Slack, Amb. Robert F. Ellsworth, Mr. William C. Potter and Dr. Richard N. Baney continued as Directors of the Company after the meeting.

     (c) A brief description of the matters voted upon at the Annual Shareholders' Meeting on November 12, 1997 is as follows:

          (1)  To elect three Class I Directors:

                                             Votes         Votes
                                               For      Withheld
                                             -----      --------
               Mr. Thomas J. Boyce, Jr.  3,898,428        65,762
               Dr. Lynn E. Weaver        3,897,922        66,268
               Mr. James E. Pruitt       2,277,430     1,686,760


          (2) To approve the selection of Deloitte & Touche LLP; Orlando, Florida as Independent Certified Public Accountants for the Company for the 1998 fiscal year.


               Votes For      Votes Against       Votes Abstaining
               ---------      -------------       ----------------
               3,957,033          2,427                4,730


ITEM 5. --     OTHER INFORMATION

On September 29 the Company announced the signing of a $10.6 million Agreement with Flash Comm, Inc. (FCI) for the design, development, and manufacture of mobile sensor and transceiver asset monitor units to be employed in a two-way, North American continent wireless data communications system. The asset monitor units enable operators in the commercial transportation market to track fixed and mobile assets such as trucks and trailers. FCI is majority owned by HVFM-II, whose major investor is the Harris Corporation. HVFM-II partners with Harris for Harris' commercial technology spin-offs, counting among its accomplishments a portfolio of successful startup commercial companies. Based on facts and circumstances which became known to the Company after entering into this agreement, the Company determined that it would likely receive no future benefit under this contract. Refer to Management's Discussion and Analysis for further discussion.

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

     (a)  The exhibit index filed with this report is on page 18.

     (b)  Reports on Form 8-K - none.






Pursuant to the requirements of Section 13 and 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be executed on its behalf by the undersigned, thereto duly authorized.

                                   DBA SYSTEMS, INC.



Date:                              By:
     -----------------------           ------------------------------
                                   Eric M. DeMarco
                                   Principal Accounting Officer

                                 DBA SYSTEMS, INC.
                                   EXHIBIT INDEX



                                                                  Page No.
                                                                  --------
Exhibit 11 - Computation of earnings (loss) per share                19