Form 10-Q/A
period 1997-09-30
DBA SYSTEMS INC
filed 1998-06-11
CIK 27442

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
                                  (UNAUDITED)


                                                 THREE MONTHS ENDED
                                                    SEPTEMBER 30,
                                                  1997         1996
                                               (Restated)
Revenues                                        $ 5,665      $ 6,293
Costs and expenses                                4,973        5,759
Write-down of assets, investments and
 environmental accrual (Note 1)                   5,000           --
                                                -------      -------
Operating income (loss)                          (4,308)         534

Other income (expense):
  Interest income                                   238          174
  Interest expense                                    0          (42)
  Other expense - net                               (70)        (154)
                                                -------      -------
    Total other income (expense) - net              168          (22)
                                                -------      -------

Income (loss) before taxes                       (4,140)         512
Less provision (benefit) for income taxes          (324)         189
                                                -------      -------
Net Income (loss)                               $(3,816)     $   323
                                                -------      -------
                                                -------      -------

Net Earnings (Loss) per common
  and common equivalent share                   $  (.85)     $   .07
                                                -------      -------
                                                -------      -------

Net Earnings (loss) per common share
  assuming full dilution                        $  (.85)     $   .07
                                                -------      -------
                                                -------      -------

Primary weighted average shares outstanding       4,493        4,514
                                                -------      -------
                                                -------      -------

Fully diluted shares outstanding                  4,493        4,527
                                                -------      -------
                                                -------      -------


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

       See Notes to Condensed Consolidated Interim Financial Statements.

                               DBA SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)


                                           THREE MONTHS ENDED SEPT. 30.
                                                 1997         1996
                                              (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                              $(3,816)     $   323
Adjustments to reconcile net income
  to net cash provided by
 operating activities:
 Depreciation & amortization                       244          261
 Gain on disposal                                   --          (13)
 Write-down of assets, investments and
  environmental accrual (Note 1)                 5,000           --
 Deferred income taxes                            (650)          --
 Decrease (increase) in current assets:
  Accounts receivable                            1,272          783
  Costs and estimated earnings in excess
    of billings on uncompleted contracts          (896)        (462)
  Inventory                                        (14)         113
  Other current assets                            (303)          (5)
 Increase (decrease) in current liabilities:
  Accounts payable                                (205)         312
  Accrued expenses                                 189         (105)
  Billings in excess of costs and
   estimated earnings on uncompleted
   contracts                                      (190)        (422)
  Estimated losses on uncompleted
   contracts                                      (289)         389
  Other current liabilities                          8          (50)
 Other - net                                         0            3
                                               -------      -------
 Net cash provided by operating activities         350        1,127
                                               -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock             15            0
                                               -------      -------
 Net cash provided by financing activities          15            0
                                               -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of Investments                        (3,010)           0
 Investment in preferred stock.                 (1,600)           0
 Capital expenditures                              (91)        (119)
 Proceeds from sale of property                      0           14
                                               -------      -------
 Net cash used in investing activities          (4,701)        (105)
                                               -------      -------
Net increase (decrease) in cash during
  the period                                    (4,336)       1,022
Cash and cash equivalents at beginning
  of period                                      5,595        2,699
                                               -------      -------
Cash and cash equivalents at end of
  period                                       $ 1,259      $ 3,721
                                               -------      -------
                                               -------      -------


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


     The accompanying unaudited financial statements for the three months ended September 30, 1997 have been restated from amounts previously reported to reflect the recognition of a restatement charge of $5.0 million composed of a $2.0 million write down of an Asset Held for Sale and $3.0 million related to the accrual of certain environmental liabilities as follows:


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

     (b) In August 1997, DBA management entered into discussions with The Titan Corporation with regard to a potential acquisition of the Company by Titan. In October 1997, Titan commenced its acquisition due diligence process, which included engaging independent environmental consultants to perform a preliminary environmental site assessment of all DBA's land and property. This study revealed certain environmental matters at the Company's Kissimmee facility. These environmental matters included, but were not limited to, soil contamination and potential asbestos and lead based paint contamination, all of which DBA management had no prior knowledge.

         The Company subsequently engaged these environmental consultants to perform a limited initial determination of the potential range of costs to remediate such contamination as well as to determine whether any additional environmental exposures exist with the Company's property. An initial assessment considering pre clean-up activities, and operation and maintenance of the remediation plan indicates that these costs could range from approximately $3.0 million to $5.5 million (undiscounted). Such amounts represent an initial estimate, which could change significantly as more extensive studies are performed. In accordance with SFAS No. 5, "Accounting for Contingencies" and SOP 96-1, "Environmental Remediation Liabilities", the Company recorded a $3.0 million charge, representing the low end of the estimate as no amount within the range was deemed to be a better estimate at that time. The environmental remediation actions are being undertaken at the sole discretion of management and have not been induced by threat, by government agencies, or by litigation. Therefore, amounts included in the aforementioned estimates, specifically related to legal costs and internal labor costs, are not significant relative to the total estimated costs. Since this environmental issue initially became known to management and was reasonably quantifiable in October 1997, prior to the Company's release of its quarterly results from operations for the three months ended September 30, 1997, an adjustment of $3.0 million was recorded in the accompanying income statement for this quarter. In the accompanying balance sheet, approximately $.2 million is included in Other current liabilities and the remaining $2.8 million is included in Non-current liabilities, based upon the estimated timing of payments related to this liability. This amount represents an adjustment to the previously reported results for this quarter.


     A summary of the restatement charges noted above and the impact on net income (loss) and earnings per share is as follows (in thousands):

                                                      3 mos ended
                                                      Sep 30, 1997
                                                      ------------
     Net income (loss) as
       originally reported                               $   534
                                                         -------
     Restatement Charges:
     Write-down of Asset Held
       For Sale                                            2,000
     Environmental costs                                   3,000
                                                         -------
     Total restatement charges                           $ 5,000
     Tax impact of restatement charges                      (650)
                                                         -------
     Net income (loss) as
       restated                                          $(3,816)
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


The accompanying unaudited financial statements for the three months ended September 30, 1997 have been restated from amounts previously reported to reflect the recognition of a restatement charge of $5.0 million composed of a $2.0 million write down of an Asset Held for Sale and $3.0 million related to the accrual of certain environmental liabilities as follows:


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

     In August 1997, DBA management entered into discussions with The Titan Corporation with regard to a potential acquisition of the Company by Titan.
In October 1997, Titan commenced its acquisition due diligence process, which included engaging independent environmental consultants to perform a preliminary environmental site assessment of all DBA's land and property. This study revealed certain environmental matters at the Company's Kissimmee facility. These environmental matters included, but were not limited to, soil contamination and potential asbestos and lead based paint contamination, all of which DBA management had no prior knowledge.


The Company subsequently engaged these environmental consultants to perform a limited initial determination in determining the potential range of costs to remediate such contamination as well as to determine whether any additional environmental exposures exist with the Company's property. An initial assessment considering pre clean-up activities, and operation and maintenance of the remediation plan indicates that these costs could range from approximately $3.0 million to $5.5 million (undiscounted). Such amounts represent an initial estimate, which could change significantly as more extensive studies are performed. In accordance with SFAS No. 5 "Accounting for Contingencies" and SOP 96-1 "Environmental Remediation Liabilities", the Company recorded a $3.0 million charge, representing the low end of the estimate as no amount within the range was deemed to be a better estimate at that time. The environmental remediation actions are being undertaken at the sole discretion of management and have not been induced by threat, by government agencies, or by litigation. Therefore, amounts included in the aforementioned estimates, specifically related to legal costs and internal labor costs, are not significant relative to the total estimated costs.
Since this environmental issue initially became known to management and was reasonably quantifiable in October 1997, prior to the Company's release of its quarterly results from operations for the three months ended September 30, 1997, an adjustment of $3 million was recorded in the accompanying income statement for this quarter. In the accompanying balance sheet, approximately $.2 million is included in Other current liabilities and the remaining $2.8 million is included in Non-current liabilities, based upon the estimated timing of payments related to this liability. This amount represents an adjustment to the previously reported results for this quarter.



Excluding the restatement charge noted above, operating income was $692,000 during the current three-month period, up $158,000 from $534,000 in the comparable period in the prior fiscal year. The current quarter's operating margin excluding the special charge was 12.2% as compared to the operating margin of 8.5% in the prior year's comparable quarter. The increase in the operating profit excluding the special charge was attributable primarily to an increase of $100,000 in Proprietary Imagery Exploitation and $53,000 in Systems Engineering/Development as compared to FY 97. Proprietary Imagery Exploitation enhanced performance for first quarter FY 98 reflected an increase in revenues due to greater contract material expenditures and labor as well as higher award fee. Systems Engineering/Development's more favorable performance for first quarter FY 98 reflected successful completion of certain Avenger Tracker contracts.


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


The tax benefit for the three months ended September 30, 1997 represents the deferred tax benefit, primarily resulting from the restatement charge noted above, net of a valuation allowance, which management believes more likely than not will be realized in future periods. The tax provision for the three months ended September 30, 1996 approximates the statutory federal and state income tax rates.



As a result of the above factors, specifically the restatement charge noted above, a net loss of $3,816,000 in the current period ended September 30, 1997 was compared to net income of $323,000 in the same period of the prior fiscal year. Fully diluted per share amounts were a loss of $.85 for the three months ending September 30, 1997 versus $.07 profit recorded in the comparable quarter in the prior fiscal year.


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



Date: June 10, 1998                 By: /s/ ERIC M. DEMARCO
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