Form 10-Q/A
period 1997-12-31
DBA SYSTEMS INC
filed 1998-06-11
CIK 27442

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
                                    (UNAUDITED)



                                                       Three Months Ended       Six Months Ended
                                                           December 31             December 31
                                                           -----------             -----------
                                                         1997        1996        1997        1996
                                                         ----        ----        ----        ----
                                                     (Restated)                (Restated)
Revenues   . . . . . . . . . . . . . . . . . . . .     $ 5,249     $ 5,431     $10,914     $11,724
Costs and expenses . . . . . . . . . . . . . . . .       6,057       4,934      12,930      10,693
Write-down of assets, investments and
  environmental accrual (Note 1) . . . . . . . . .       3,500        ----       6,600        ----
                                                       -------     -------     -------     -------
Operating income (loss). . . . . . . . . . . . . .      (4,308)        497      (8,616)      1,031

Other income (expense):. . . . . . . . . . . . . .
     Interest income . . . . . . . . . . . . . . .         194         191         432         365
     Interest expense. . . . . . . . . . . . . . .          (2)        (38)         (2)        (80)
     Other expense - net . . . . . . . . . . . . .        (107)        (58)       (177)       (212)
                                                       -------     -------     -------     -------
          Total other income - net . . . . . . . .          85          95         253          73
                                                       -------     -------     -------     -------

Income (loss)  before taxes. . . . . .                  (4,223)        592      (8,363)      1,104
Less provision (benefit) for income taxes. . . . .        (218)        220        (542)        409
                                                       -------     -------     -------     -------
Net Income (Loss)  . . . . . . . . . . . . . . . .     $(4,005)        372     $(7,821)    $   695
                                                       -------     -------     -------     -------
                                                       -------     -------     -------     -------


Basic Earnings (Loss)  per Share . . . . . . . . .       $(.90)       $.08      $(1.77)       $.16
                                                       -------     -------     -------     -------


Diluted Earnings (Loss)  per Share . . . . . . . .       $(.90)       $.08      $(1.77)       $.15
                                                       -------     -------     -------     -------
                                                       -------     -------     -------     -------

Basic weighted average shares outstanding. . . . .       4,427       4,474       4,425       4,479
                                                       -------     -------     -------     -------
                                                       -------     -------     -------     -------


Diluted weighted average shares outstanding. . .         4,427       4,521       4,425       4,513
                                                       -------     -------     -------     -------
                                                       -------     -------     -------     -------


  See accompanying Notes to Condensed Consolidated Interim Financial Statements.

                                 DBA SYSTEMS, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (IN THOUSANDS)


                                                  Dec. 31, 1997    June 30, 1997
ASSETS                                              (Unaudited)      (Audited)
                                                     (Restated)
Current Assets:
     Cash & cash equivalents . . . . . . . . . . .     $ 9,364        $ 5,595
     Investments . . . . . . . . . . . . . . . . .       4,499          9,311
     Accounts receivable - net . . . . . . . . . .       2,030          3,523
     Costs and estimated earnings in excess
          of billings on uncompleted contracts . .       2,975          2,318
     Inventory (Note 1). . . . . . . . . . . . . .         708          1,984
     Deferred income taxes . . . . . . . . . . . .       1,105           ----
     Other current assets. . . . . . . . . . . . .         140            438
                                                       -------        -------
          Total Current Assets . . . . . . . . . .      20,821         23,169
                                                       -------        -------
Property:
     Cost  . . . . . . . . . . . . . . . . . . . .      14,633         16,694
     Less accumulated depreciation
          and amortization . . . . . . . . . . . .       9,419         10,667
                                                       -------        -------
              Property--net (Note 1) . . . . . . .       5,212          6,027
                                                       -------        -------
Other Assets:
     Cost in excess of value of net assets of
          businesses acquired. . . . . . . . . . .         220            224
     Real estate held for sale...(Note 1). . . . .       2,303          4,347
     Investment in preferred stock. (Note 1) . . .           0              0
     Other assets. . . . . . . . . . . . . . . . .         192            247
                                                       -------        -------
          Total Other Assets . . . . . . . . . . .       2,715          4,818
                                                       -------        -------
             Total Assets. . . . . . . . . . . . .     $28,748        $34,014
                                                       -------        -------
                                                       -------        -------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable. . . . . . . . . . . . . . .     $ 1,319        $ 1,050
     Accrued expenses. . . . . . . . . . . . . . .         928          1,122
     Billings in excess of costs and estimated
          earnings on uncompleted contracts. . . .         714          1,071
     Income Taxes Payable. . . . . . . . . . . . .         104            183
     Estimated losses on uncompleted contracts . .       1,109          1,398
     Other current liabilities . . . . . . . . . .         176             15
                                                       -------        -------
          Total Current Liabilities. . . . . . . .       4,350          4,839
                                                       -------        -------
     Non-current liabilities (Note 1). . . . . . .       2,850        -------
                                                       -------
Stockholders' Equity:
     Common stock. . . . . . . . . . . . . . . . .         562            557
     Paid-in capital . . . . . . . . . . . . . . .      24,737         24,539
     Retained earnings . . . . . . . . . . . . . .      15,344         23,153
                                                       -------        -------
          Total. . . . . . . . . . . . . . . . . .      40,643         48,249
     Treasury stock. . . . . . . . . . . . . . . .     (19,095)       (19,074)
                                                       -------        -------
          Stockholders' Equity - net . . . . . . .      21,548         29,175
                                                       -------        -------
Total Liabilities and Stockholders' Equity . . . .     $28,748        $34,014
                                                       -------        -------
                                                       -------        -------

          See Notes to Condensed Consolidated Interim Financial Statements.

                                 DBA SYSTEMS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)
                                    (UNAUDITED)


                                                                                   Six Months Ending
                                                                            Dec. 31, 1997      Dec. 31, 1996
                                                                            -------------      -------------
                                                                             (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net income (loss)  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ (7,821)           $   695
Adjustments to reconcile net income (loss)  to net cash provided by operating activities:
     Depreciation & amortization . . . . . . . . . . . . . . . . . . . . .         491                523
     Gain on sale of assets. . . . . . . . . . . . . . . . . . . . . . . .           5                 12
     Write-down of assets, investments and environmental accrual (Note 1).       9,846                 --
     Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . .      (1,105)                --
     Decrease (increase) in current assets:
          Accounts receivable. . . . . . . . . . . . . . . . . . . . . . .       1,493                137
          Costs and estimated earnings in excess of billings on
             uncompleted Government contracts. . . . . . . . . . . . . . .      (1,257)             1,651
          Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . .         (24)               140
          Other current assets . . . . . . . . . . . . . . . . . . . . . .        (448)                43

     Increase (decrease) in current liabilities:
          Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .         269               (248)
          Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . .        (377)              (307)
          Billings in excess of costs and estimated earnings on
             uncompleted Government contracts. . . . . . . . . . . . . . .        (357)              (504)
          Estimated losses on uncompleted contracts. . . . . . . . . . . .        (289)                51
          Other liabilities. . . . . . . . . . . . . . . . . . . . . . . .         115               (190)
     Other - net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (20)              (419)
                                                                              --------            -------

     Net cash provided by operating activities . . . . . . . . . . . . . .         521              1,584
                                                                              --------            -------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturity of Investments . . . . . . . . . . . . . . . .       9,311                405
     Purchase of Investments . . . . . . . . . . . . . . . . . . . . . . .      (4,499)                 0
     Investment in preferred stock . . . . . . . . . . . . . . . . . . . .      (1,600)                 0
     Capital expenditures. . . . . . . . . . . . . . . . . . . . . . . . .        (173)              (288)
     Proceeds from sale of property. . . . . . . . . . . . . . . . . . . .           6                 14
                                                                              --------            -------
     Net cash provided by investing activities . . . . . . . . . . . . . .       3,045                131
                                                                              --------            -------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock. . . . . . . . . . . . . . . .         203                  0
     Repayments on long-term debt. . . . . . . . . . . . . . . . . . . . .           0             (1,926)
                                                                              --------            -------
     Net cash provided by (used in) financing activities . . . . . . . . .         203             (1,926)
                                                                              --------            -------

Net increase (decrease) in cash during the period. . . . . . . . . . . . .       3,769               (211)
Cash and cash equivalents at beginning of period . . . . . . . . . . . . .       5,595              2,699
                                                                              --------            -------
Cash and cash equivalents at end of period . . . . . . . . . . . . . . . .     $ 9,364            $ 2,488
                                                                              --------            -------
                                                                              --------            -------



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

     The accompanying unaudited financial statements for the three months and six months ended December 31, 1997 have been restated from amounts previously reported to reflect the recognition of restatement charges of $4.8 million and $9.8 million, respectively. The $9.8 million charge consists of a $2.0 million write down of an Asset Held for Sale, $3.0 million related to the accrual of certain environmental liabilities, $1.3 million related to the write down of inventory, $.6 million related to the write down of certain machinery and equipment, $1.6 million related to the write-down of an investment in a start-up company, $.7 million related to the writeoff of certain capitalized rate variances and $.6 million related to the writeoff of certain unbilled overrun costs as follows:


     (a) The Asset Held for Sale is a 141,000 square foot manufacturing facility in Kissimmee, Florida which was originally classified as held for sale in June 1996, at which time the recorded book value was approximately $4.4 million. An independent appraisal of the property and land was performed in August 1996, which indicated that the property had a market value of approximately $5.0 million. Thereafter, the property was listed for sale with a realtor for approximately $5.2 million. Several potential buyers expressed interest in acquiring the property throughout fiscal 1997. A written offer was received in July 1997, at which time negotiations with the prospective buyer commenced for the sale of the property at an amount which management believed supported the recorded book value at that time. These negotiations eventually terminated and did not result in the sale of the property. The Company received no further offers until October 1997, at which time a written offer was received at an amount substantially below the recorded book value. Negotiations with this potential buyer took place but, again, did not result in a sale of the property. During this extended time period for which the property has been held for sale, the Company reduced ongoing maintenance and general upkeep of the property. As a result of these factors, management concluded that there has been an impairment in the carrying value of the asset.
         A restatement charge of $2.0 million was recorded in the Company's financial statements for the quarter ended September 30, 1997 which reflects management's estimate of the impairment, including estimated disposal costs. Management has currently reinstated a program of ongoing maintenance (and environmental remediation--see below) and is actively marketing the property for sale through various channels. Management regularly reviews the adjusted value of this asset for further impairment, and believes that the current book value reflects an amount which approximates fair market value.

     (b) In August 1997, DBA management entered into discussions with The Titan Corporation with regard to a potential acquisition of the Company by Titan. In October 1997, Titan commenced its acquisition due diligence process, which included engaging independent environmental consultants to perform a preliminary environmental site assessment of all DBA's land and property. This study revealed certain environmental matters, at the Company's Kissimmee facility. These environmental matters included, but were not limited to, soil contamination and potential asbestos and lead based paint contamination, all of which DBA management had no prior knowledge.


         The Company subsequently engaged these environmental consultants to perform a limited initial determination of the potential range of costs to remediate such contamination as well as to determine whether any additional environmental exposures exist with the Company's property. An initial assessment considering pre-clean up activities, and operation and maintenance of the remediation plan indicates that these costs could range from approximately $3.0 million to $5.5 million (undiscounted). Such amounts represent an initial estimate, which could change significantly as more extensive studies are performed.
         In accordance with SFAS No. 5, "Accounting for Contingencies"  and
         SOP 96-1, "Environmental Remediation Liabilities", the Company recorded a $3.0 million charge, representing the low end of the estimate as no amount within the range was deemed to be a better estimate at that time. The environmental remediation actions are being undertaken at the sole discretion of management and have not been induced by threat, by government agencies, or by litigation. Therefore, amounts included in the aforementioned estimates, specifically related to legal costs and internal labor costs, are not significant relative to the total estimated costs. Since this environmental issue initially became known to management and was reasonably quantifiable in October 1997, prior to the Company's release of its quarterly results from operations for the three months ended September 30, 1997, an adjustment of $3.0 million was recorded in the accompanying income statement for this quarter. In the accompanying balance sheet, approximately $.2 million is included in other current liabilities and the remaining $2.8 million is included in non-current liabilities, based upon the estimated timing of payments related to this liability. This amount represents an adjustment to the previously reported results for this quarter. The Company commenced its pre-clean up activities which are expected to continue through at least fiscal year 1998.


     (c) In December 1997, the Company received verbal indication from a systems integrator for whom it had been developing special purpose mammography scanners that the integrator would likely terminate further discussions regarding its pending contract with DBA. Subsequent to December 31, 1997, the Company received written notification that the integrator would likely terminate further discussions regarding its pending contract with the Company. Prior to December 31, 1997 the Company had identified several customers for fingerprint scanners, which are based on similar technology to the mammography scanners, and had entered into contracts to sell fingerprint scanners. Since the scanners could not be utilized in their intended form, management identified an impairment in the value of this inventory and recorded an adjustment of $1.3 million in the accompanying results from operations for the quarter ended December 31, 1997 in order to reflect these scanners at their realizable value. This represents an adjustment to the previously reported results of operations for this quarter.

     (d) In December 1997, the Company determined that certain test machinery and equipment which it needed to perform on a recently awarded contract was missing parts essential to its operation. Management believes that the parts may have been removed for use in other equipment, however, management is unable to determine the exact disposition and/or timing of the use of such equipment. Without these essential parts, the test machinery and equipment was of little or no value and the Company determined that replacing this test machinery and equipment appeared to be more economically advantageous than repairing it. The net book value of this equipment was approximately $.6 million at December 31, 1997. Accordingly, the Company is recording a charge of $.6 million to write off the book value of these assets in the accompanying results from operations for the quarter ended December 31, 1997. This represents an adjustment to the previously reported results of operations for this quarter. The Company intends to closely examine its internal control procedures with respect to its assets and make modifications as appropriate.


     (e) In September 1997, the Company invested $1.6 million by purchasing convertible preferred Series B stock in Flash Comm, Inc. ("FCI"), a start-up venture. At the time of making this investment, DBA management was led to believe that FCI would be raising significant additional debt or equity financing by December 31, 1997, which amounts would enable FCI to perform under its $10.6 million contract to purchase products from DBA. FCI to date has not raised the additional capital, has not yet generated any significant business, and, to date, no products have been purchased by FCI under its contract with DBA. To the Company's knowledge, to date, FCI has generated no significant revenue. In light of these circumstances, and the current financial condition of FCI, DBA management presently believes that there is doubt about FCI's ability to achieve commercial success, and thus recognizes that there has been an impairment in the value of the $1.6 million investment recorded by DBA. An adjustment to write-down the investment by $1.6 million is reflected in the results from operations for the quarter ended December 31, 1997. This amount reflects an adjustment to the previously reported results of operations for this quarter.


     (f) At December 31, 1997, DBA had inappropriately capitalized rate variances of $746 on its Cost Plus Fixed Fee (CPFF) contracts representing costs incurred in excess of provisional billing rates. Such variances occurred primarily in the quarter ended December 31, 1997. A charge of $.7 million was recorded against revenue at December 31, 1997 to write off these variances.


     (g) DBA recorded approximately $.6 million in unbilled receivables in fiscal years 1991, 1992 and 1994 related to an overrun claim which is being litigated. THe Company had entered into settlement discussions with the U.S. government. In 1992 the settlement offer of the U.S. government was rejected. Management believes that this amount should have been written off in prior periods. However, the amounts were not written off until December 1997, due to a breakdown in DBA's internal controls. The $.6 million is reflected as a charge to SG&A in the quarter ended December 31, 1997. Management believes that the continuing recognition of this receivable by DBA represents a breakdown in DBA's internal controls. Titan is reviewing DBA's internal control procedures.


     A summary of the restatement charges noted above and the impact on net income (loss) and earnings per share is as follows (in thousands):



                                      3 mos ended    3 mos ended    6 mos ended
                                      Sep 30, 1997   Dec 31, 1997   Dec 31, 1997
                                      ------------   ------------   ------------
     Net income (loss) as
        originally reported                $  534         $  386         $  920
                                           -------        -------        -------
     Restatement Charges:
     Write-down of Asset Held
        For Sale                             2,000          -----          2,000
     Environmental costs                     3,000          -----          3,000
     Inventory write-down                    -----          1,300          1,300
     Machinery & equipment
        write-down                           -----            600            600
     Investment write-down                   -----          1,600          1,600
     Rate variances                              0            746            746
     Unbilled overrun claims                     0            600            600
                                           -------        -------        -------
     Total restatement charges             $ 5,000        $ 4,846        $ 9,846
     Tax impact of restatment charges         (650)          (455)        (1,105)
                                           -------        -------        -------
     Net income (loss) as  restated        $(3,816)       $(4,005)       $(7,821)
                                           -------        -------        -------
                                           -------        -------        -------



                                      3 mos ended    3 mos ended    6 mos ended
                                      Sep 30, 1997   Dec 31, 1997   Dec 31, 1997
                                      ------------   ------------   ------------
    Basic earnings per share
        as originally reported:          $ 0.12         $ 0.09         $ 0.21
     Basic earnings (loss) per
        share as restated:               $(0.85)        $(0.90)        $(1.77)

     Diluted earnings per share
        as originally reported:          $ 0.12         $ 0.09         $ 0.21
     Diluted earnings (loss)
        per share as restated:           $(0.85)        $(0.90)        $(1.77)


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

RESULTS OF OPERATIONS

During the three-month period ended December 31, 1997, DBA recorded revenues of $5,249,000, down slightly from the $5,431,000 recorded in the comparable three-month period in the prior fiscal year. This increase was driven by additional sales of $1,178,000 in Commercial Imagery Exploitation (CIE), offset by decreased sales of $1,266,000 in Tactical Imagery Exploitation
(TIE) principally due to the writedown of certain capitalized rate variances of $746,000 recorded during the quarter ended December 31, 1997. Refer to
Note 1 for further discussion. CIE revenues consisted mainly of expanded sales in the fingerprint product area as well as completion of the $700,000 LightSAR study contract for NASA JPL Tactical Imagery Exploitation revenue decreases were due to expected lower levels of material procured as the Common Imagery Ground/Surface System (CIGSS) contract moved into its second year of performance.


Revenues for the six-month period ended December 31, 1997 equaled $10,914,000, down from $11,724,000 for the same period last fiscal year. Revenue for CIE was $1,676,000, up by $1,541,000 over the same period last year, while revenue for TIE was $3,126,000 lower by $1,605,000 from the same period last year. Reasons for these trends are the same as discussed above for the second quarter results. Revenue in Proprietary Imagery Exploitation
(PIE) for the first six months of this year was $3,766,000, an increase of $930,000 over the same period last year due to recovery to full DBA program manpower staffing levels as well as increased expenses in updating software and hardware capabilities.


The accompanying unaudited financial statements for the three months and six months ended December 31, 1997 have been restated from amounts previously reported to reflect the recognition of a restatement charge of $4.8 million and $9.8 million, respectively. The $9.8 million charge consists of a $2.0 million write down of an Asset Held for Sale, $3.0 million related to the accrual of certain environmental liabilities, $1.3 million related to the write down of inventory, $.6 million related to the write down of certain machinery and equipment, $1.6 million related to the write-down of an investment in a start-up company, $.7 million related to the write-off of certain capitalized rate variances and $.6 million related to the write-off of certain unbilled overrun costs as follows:


(a) The Asset Held for Sale is a 141,000 square foot manufacturing facility in Kissimmee, Florida which was originally classified as held for sale in June 1996, at which time the recorded book value was approximately $4.4 million. An independent appraisal of the property and land was performed in August 1996, which indicated the property had a market value of approximately $5.0 million. Thereafter, the property was listed for sale with a realtor for approximately $5.2 million. Several potential buyers expressed interest in acquiring the property throughout fiscal 1997. A written offer was received in July 1997, at which time negotiations with the prospective buyer commenced for the sale of the property at an amount which management believed supported the recorded book value at that time. These negotiations eventually terminated and did not result in the sale of the property. The Company received no further offers until October 1997, at which time a written offer was received at an amount substantially below the recorded book value. Negotiations with this potential buyer took place but, again, did not result in a sale of the property. During this extended time period for which the property has been held for sale, the Company reduced ongoing maintenance and general upkeep of the property. As a result of these factors, management concluded that there has been an impairment in the carrying value of the asset. A restatement charge of $2.0 million was recorded in the Company's financial statements for the quarter ended September 30, 1997 which reflects management's estimate of the impairment, including estimated disposal costs. Management has currently reinstated a program of ongoing maintenance (and environmental remediation--see below) and is actively marketing the property for sale through various channels. Management regularly reviews the adjusted value of this asset for further impairment, and believes that the current book value reflects an amount which approximates fair market value.

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


    The Company subsequently engaged these environmental consultants to perform a limited initial determination of the potential range of costs to remediate such contamination as well as to determine whether any additional environmental exposures exist with the Company's property. An initial assessment considering pre-clean up activities, and operation and maintenance of the remediation plan indicates that these costs could range from approximately $3.0 million to $5.5 million (undiscounted). Such amounts represent an initial estimate, which could change significantly as more extensive studies are performed. In accordance with SFAS No. 5 "Accounting for Contingencies" and SOP 96-1 "Environmental Remediation Liabilities", the Company recorded a $3.0 million charge, representing the low end of the estimate as no amount within the range was deemed to be a better estimate at that time. The environmental remediation actions are being undertaken at the sole discretion of management and have not been induced by threat, by government agencies, or by litigation. Therefore, amounts included in the aforementioned estimates, specifically related to legal costs and internal labor costs, are not significant relative to the total estimated costs. Since this environmental issue became known to management and was reasonably quantifiable in October 1997, prior to the Company's release of its quarterly results from operations for the three months ended September 30, 1997, an adjustment of $3.0 million was recorded in the accompanying income statement for this quarter. In the accompanying balance sheet, approximately $.2 million is included in other current liabilities and the remaining $2.8 million is included in non-current liabilities, based upon the estimated timing of payments related to this liability. This amount represents an adjustment to the previously reported results for this quarter. The Company commenced its pre-cleanup activities which are expected to continue through at least fiscal year 1998.


(c) In December 1997, the Company received verbal indication from a systems integrator for whom it had been developing special purpose mammography scanners that the integrator would likely terminate further discussions regarding its pending contract with DBA. Subsequent to December 31, 1997, the Company received written notification that the integrator would likely terminate further discussions regarding its pending contract with the Company. Prior to December 31, 1997 the Company had identified several customers for fingerprint scanners, which are based on similar technology to the mammography scanners, and had entered into contracts to sell fingerprint scanners. Since the scanners could not be utilized in their intended form, management identified an impairment in the value of this inventory and recorded an adjustment of $1.3 million in the accompanying results from operations for the quarter ended December 31, 1997 in order to reflect these scanners at their net realizable value. This represents an adjustment to the previously reported results of operations for this quarter.

(d) In December 1997, the Company determined that certain test machinery and equipment which was needed to perform on a recently awarded contract was missing parts essential to its operation. Management believes that the parts may have been removed for use in other equipment, however, management was unable to determine the exact disposition and/or timing of the use of such equipment. Without these essential parts the test machinery and equipment was of little or no value and the Company determined that replacing this test machinery and equipment appeared to be more economically advantageous than repairing it. The net book value of this equipment was approximately $.6 million at December 31, 1997. Accordingly, the Company is recording a charge of $.6 million to write off the book value of these assets in the accompanying results from operations for the quarter ended December 31, 1997. This represents an adjustment to the previously reported results of operations for this quarter. The Company intends to closely examine its internal control procedures with respect to its assets and make modifications as appropriate.


(e) In September 1997, the Company invested $1.6 million by purchasing convertible preferred Series B stock in Flash Comm, Inc. ("FCI"), a start-up venture. At the time of making this investment, DBA management was led to believe that FCI would be raising significant additional debt or equity financing by December 31, 1997, which amounts would enable FCI to perform under its $10.6 million contract to purchase products from DBA. FCI to date has not raised the additional capital, has not yet generated any significant business, and has to date, no products have been purchased by FCI under its contract with DBA. To the Company's knowledge FCI has not generated significant revenues. In light of these circumstances, and the current financial condition of FCI, DBA management presently believes that there is doubt about FCI's ability to achieve commercial success, and thus recognizes that there has been an impairment in the value of the $1.6 million investment recorded by DBA. An adjustment to write-down the investment by $1.6 million is reflected in the results from operations for the quarter ended December 31, 1997.
    This amount reflects an adjustment to the previously reported results from operations for this quarter.


(f) At December 31, 1997, DBA had inappropriately capitalized rate variances of $746 on its Cost Plus Fixed Fee (CPFF) contracts representing costs incurred in excess of provisional billing rates. Such variances occurred primarily in the quarter ended December 31, 1997. A charge of $.7 million has been recorded against revenue at December 31, 1997 in the accompanying financial statements to write off these variances.


(g) DBA recorded approximately $.6 million in unbilled receivables in fiscal years 1991, 1992 and 1994 related to an overrun claim which is being litigated. The Company had entered into settlement discussions with the U.S. government. In 1992 the settlement offer of the U.S. government was rejected. Management believes that this amount should have been written off in prior periods. However, the amounts were not written off until December 1997, due to a breakdown in DBA's internal controls. The $.6 million is reflected as a charge to SG&A in the quarter ended December 31, 1997. Management believes that the continuing recognition of this receivable DBA represents a breakdown in DBA's internal controls. Titan is reviewing DBA's interal procedures.


Excluding the restatement charge discussed above, operating income was $538,000 during the current three-month period, up $41,000 from $497,000 in the comparable period in the prior fiscal year. Increase in total operating profit was driven by the increase in base revenues.

Excluding the restatement charge discussed above, operating income for the six-month period ended December 31, 1997 equaled $1,230,000, an increase of $199,000 over the same period last fiscal year. This operating margin increase from 8.8% to 10.5% was most notably driven by Systems Engineering/Development's more favorable performance reflecting successful completion of certain Avenger Tracker contracts.

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

As a result of the above factors, net loss was $4,005,000 or $(.90) per share in the current quarter ended December 31, 1997 as compared to $372,000 or $.08 per share in the same period of the prior fiscal year.


Net loss for the six-month period ended December 31, 1997, equaled $7,821,000 or $(1.77) per share, compared to net income of $695,000 or $.15 per share over the comparable period for last year.

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


In September 1997, the Company invested $1.6 million by purchasing convertible preferred Series B stock in Flash Comm, Inc. ("FCI"), a start-up venture. At the time of making this investment, DBA management was led to believe that FCI would be raising significant additional debt or equity financing by December 31, 1997, which amounts would enable FCI to perform under its $10.6 million contract to purchase products from DBA. FCI to date has not raised the additional capital, has not yet generated any significant business, and to date, no products have been purchased by FCI under its contract with DBA. To Titan's knowledge, FCI has generated no significant revenue. In light of these circumstances, and the current financial condition of FCI, DBA management presently believes that there is doubt about FCI's ability to achieve commercial success, and thus recognizes that there has been an impairment in the value of the $1.6 million investment recorded by DBA. An adjustment to write-down the investment by $1.6 million is reflected in the results from operations for the quarter ended December 31, 1997. This amount reflects an adjustment to the previously reported results from operations for this quarter.

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


ITEM 5. --     OTHER INFORMATION


On September 29 the Company announced the signing of a $10.6 million Agreement with Flash Comm, Inc. (FCI), a start-up venture, for the design, development, and manufacture of mobile sensor and transceiver asset monitor units to be employed in a two-way, North American continent wireless data communications system. The asset monitor units enable operators in the commercial transportation market to track fixed and mobile assets such as trucks and trailers. FCI is majority owned by HVFM-II, whose major investor is the Harris Corporation. HVFM-II partners with Harris for Harris' commercial technology spin-offs, counting among its accomplishments a portfolio of successful startup commercial companies. Based on facts and circumstances which became known to the Company after entering into this agreement, the Company determined that it would likely receive no future benefit under this contract. Refer to Management's Discussion and Analysis for further discussion.


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



Date: June 9, 1998                 By:  /s/ Eric M. DeMarco
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